Form 10-Q
period 2012-12-31
Trenton Acquisition Corp.
filed 2013-02-14
CIK 1527722

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 14, 2013.

TRENTON ACQUISITION CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet as of December 31, 2012 (Unaudited) and March 31, 2012	2

	Statement of Operations (Unaudited) for the Three and Nine months Ended	3
	December 31, 2012 and 2011 and for the Period from January 18, 2011 (Inception)
	to December 31, 2012

	Statement of Stockholder's Deficiency for the Period from	4
	January 18, 2011 (Inception) to December 31, 2012 (Unaudited)

	Statement of Cash Flows (Unaudited) for the Nine months Ended	5
	December 31, 2012 and 2011 and for the Period from January 18, 2011 (Inception)
	to December 31, 2012

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		18

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

The results for the period ended December 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 17, 2012.

TRENTON ACQUISITION CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS
DECEMBER 31, 2012

TRENTON ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited) December 31, 2012	March 31, 2012

ASSETS

CURRENT ASSETS:
Cash	$685	$855

Total Current Assets	685	855

TOTAL ASSETS	$685	$855

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$595	$-
Loans payable - related parties	50,429	34,429
Note payable - related party	15,000	5,000
Accrued expenses and other current liabilities	199	-

Total Current Liabilities	66,223	39,429

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares subscribed	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	(25,000)	(25,000)
Accumulated deficit during the development stage	(65,538)	(38,574)

Total Stockholder's Deficiency	(65,538)	(38,574)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$685	$855

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Nine Months Ended December 31, 2012	For The Three Months Ended December 31, 2012	For The Nine Months Ended December 31, 2011	For The Three Months Ended December 31, 2011	Cumulative From January 18, 2011 (Inception) to December 31, 2012

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	26,765	9,678	25,751	11,568	65,339

(LOSS) BEFORE OTHER EXPENSES	(26,765)	(9,678)	(25,751)	(11,568)	(65,339)

INTEREST EXPENSE	199	174	-	-	199

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(26,964)	(9,852)	(25,751)	(11,568)	(65,538)

BENEFIT FROM INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(26,964)	$(9,852)	$(25,751)	$(11,568)	$(65,538)

BASIC AND DILUTED LOSS PER SHARE	-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	-	-	-	-

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO DECEMBER 31, 2012
(Unaudited)

							Accumulated
							Deficit
					Additional		During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Net (loss)	-	-	-	-	-	-	(29,839)	(29,839)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	(25,000)	(38,574)	(38,574)

Net (loss)	-	-	-	-	-	-	(26,964)	(26,964)

Balance at December 31, 2012 (Unaudited)	-	$-	5,000,000	$500	$24,500	$(25,000)	$(65,538)	$(65,538)

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended December 31, 2012	For The Nine Months Ended December 31, 2011	Cumulative From January 18, 2011 (Inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(26,964)	$(25,751)	$(65,538)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	-	5,000	13,735
Increase in accounts payable	595	624	595
Increase in accrued expenses and other current liabilities	199	-	199

NET CASH USED IN OPERATING ACTIVITIES	(26,170)	(20,127)	(51,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable - related parties	16,000	15,694	36,694
Increase in note payable - related party	10,000	5,000	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,000	20,694	51,694

NET INCREASE IN CASH	(170)	567	685

CASH, BEGINNING OF PERIOD	855	-	-

CASH, END OF PERIOD	$685	$567	$685

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$-	$5,000	$13,735
Common stock subscribed	$-	$-	$25,000

See accompanying notes to the financial statements.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

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

TRENTON ACQUISITION CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3 -      Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $66,000, and has negative working capital of approximately $66,000 at December 31, 2012, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from its stockholder. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -      Income Taxes

As of December 31, 2012, the Company has net operating loss carryforwards of approximately $66,000 to reduce future federal and state taxable income through 2032.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Nine Months Ended December 31, 2012	For The Nine Months Ended December 31, 2011	Cumulative From January 18, 2011 (Inception) to December 31, 2012
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	9,000	9,000	22,000
Valuation allowance	(9,000)	(9,000)	(22,000)
Total	$-	$-	$-

TRENTON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -      Income Taxes (cont’d.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Nine Months Ended December 31, 2012	For The Nine Months Ended December 31, 2011	Cumulative From January 18, 2011 (Inception) to December 31, 2012
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

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

For the period January 18, 2011 (Inception) to March 31, 2012, professional fees of $13,735 were paid on behalf of the Company by SFG Financial Group (“SFG”). During the year ended March 31, 2012, SFG advanced the Company an additional $14,000. During the nine months ended December 31, 2012, SFG advanced the Company an additional $16,000 for professional fees. The President of SFG was the Company’s former President and sole stockholder. As of December 31, 2012, the outstanding balance of $43,735 for professional fees paid by SFG and amounts advanced to the Company are reported as loans payable - related parties. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -      Related Party Transactions (cont’d.)

During the year ended March 31, 2012, the Company received a $6,694 loan from Putnam Hills Corp., whose sole stockholder is NLDBIT 2010 Services, LLC. As of December 31, 2012, the outstanding balance of $6,694 is reported as loans payable - related parties. The loan is unsecured, non-interest bearing, and has no stipulated repayment terms.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by the Company’s sole stockholder. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At December 31, 2012, the outstanding balance of $15,000 is reported as note payable - related party. The lender has agreed to forego all accrued and unpaid interest through August 20, 2012. At December 31, 2012, $199 of accrued interest related to this loan is reported as accrued expenses and other current liabilities. Subsequent to December 31, 2012, the Company borrowed an additional $4,000.

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

In addition, the Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $685 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $685, comprised exclusively of cash.  This compares with assets of $855, comprised exclusively of cash, as of March 31, 2012.  The Company’s current liabilities as of December 31, 2012 totaled $66,223, comprised of amounts due to related parties, accounts payable, and accrued expenses.  This compares to the Company’s total current liabilities of $39,429, comprised of amounts due to related parties, as of March 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine months Ended December 31, 2012	Nine months Ended December 31, 2011	For the Cumulative Period from January 18, 2011 (Inception) to December 31, 2012
Net Cash Used in Operating Activities	$(26,170)	$(20,127)	$(51,009)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$26,000	$20,694	$51,694
Net Increase in Cash	$(170)	$567	$685

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through December 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended December 31, 2012, the Company had a net loss of $26,964, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, interest expense, and general and administrative expenses.

For the nine months ended December 31, 2011, the Company had a net loss of $25,751, comprised of general and administrative expenses.

For the cumulative period from January 18, 2011 (Inception) to December 31, 2012, the Company had a net loss of $65,538, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, interest expense, and general and administrative expenses.

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

Emerging Growth Company

As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 5.  Other Information.

Effective October 19, 2012, Sasha Masri resigned as the Chief Financial Officer and a director of the Company.

On October 19, 2012, the board of directors of the Company appointed Samir Masri to serve as Chief Financial Officer of the Company, effective as of the effective date of Sasha Masri's resignation as Chief Financial Officer and director. Samir Masri has been serving as the Chief Executive Officer, President, Secretary and a director of the Company since May 26, 2011.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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

Trenton Acquisition Corp.

Dated: February 14, 2013	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary, Chief Executive Officer,
Chief Financial Officer and Director
Principal Executive Officer
Principal Financial Officer