Form 10-K
period 2013-03-31
Trenton Acquisition Corp.
filed 2013-07-16
CIK 1527722

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54479
_______________________________________________

Trenton Acquisition Corp.
(Exact name of registrant as specified in its charter)
______________________________________________

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during thepreceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of March 31, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 16, 2013, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and is employed on a full-time basis by certain unaffiliated companies. Our officer and director will be dividing his time amongst these entities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Emerging Growth Company

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

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

Not applicable.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2013.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $6,995 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2013, the Company had assets equal to $6,995, comprised exclusively of cash.  This compares with assets equal to $855 as of March 31, 2012, comprised exclusively of cash.  As of March 31, 2013, the Company had total current liabilities equal to $81,775, comprised of loans and a note payable to related parties in addition to accounts payable and accrued expenses. This compares to the Company’s total liabilities of $39,429 as of March 31, 2012, comprised of loans and a note payable to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2013 and 2012 and for the cumulative period from January 18, 2011 (Inception) to March 31, 2013:

	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012	For the Cumulative Period from January 18, 2011 (Inception) to March 31, 2013
Net Cash (Used in) Operating Activities	$(28,860)	$(24,839)	$(53,699)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$35,000	$25,694	$60,694
Net Increase in Cash and Cash Equivalents	$6,140	$855	$6,995

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception) to March 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2013, the Company had a net loss of $36,206, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended March 31, 2012, the Company had a net loss of $29,839, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from January 18, 2011 (Inception) to March 31, 2012, the Company had a net loss of $8,735.

For the cumulative period from January 18, 2011 (Inception) to March 31, 2013, the Company had a net loss of $74,780, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10 in August of 2011 and the filing of the Company’s periodic reports.

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

TRENTON ACQUISITION CORP.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting firm	F-2

Financial Statements:

Balance Sheet as of March 31, 2013 and 2012	F-3

Statement of Operations for the Years Ended March 31, 2013 and 2012 and for the Cumulative Period from January 18, 2011 (Inception) to March 31, 2013	F-4

Statement of Stockholder’s Deficiency for the Cumulative Period from January 18, 2011 (Inception) to March 31, 2013	F-5

Statement of Cash Flows for the Years Ended March 31, 2013 and 2012 and for the Cumulative Period from January 18, 2011 (Inception) to March 31, 2013	F-6

Notes to Financial Statements	F-7 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Trenton Acquisition Corp.
Great Neck, NY

We have audited the accompanying balance sheets of Trenton Acquisition Corp.. (a development stage company) (the “Company”) as of March 31, 2013 and 2012 and the related statements of operations, stockholder’s deficiency, and cash flows for the years ended March 31, 2013 and 2012, and the cumulative period from January 18, 2011 (inception) through March 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Acquisition Corp.. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended March 31, 2013 and 2012, and the cumulative period from January 18, 2011 (inception) through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
July 16, 2013

TRENTON ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET

	March 31, 2013	March 31, 2012

ASSETS

CURRENT ASSETS:
Cash	$6,995	$855

Total Current Assets	6,995	855

TOTAL ASSETS	$6,995	$855

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,346	-
Loans payable - related parties	54,429	$34,429
Note payable - related party	20,000	5,000

Total Current Liabilities	81,775	39,429

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares subscribed	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	(25,000)	(25,000)
Accumulated deficit during the development stage	(74,780)	(38,574)

Total Stockholder's Deficiency	(74,780)	(38,574)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$6,995	$855

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For The Year Ended March 31, 2013	For The Year Ended March 31, 2012	Cumulative From January 18, 2011 (Inception) to March 31, 2013

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	35,860	29,839	74,434

(LOSS) BEFORE OTHER EXPENSES	(35,860)	(29,839)	(74,434)

INTEREST EXPENSE	346	-	346

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(36,206)	(29,839)	(74,780)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(36,206)	$(29,839)	$(74,780)

BASIC AND DILUTED LOSS PER SHARE	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	-	-

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO MARCH 31, 2013

							Accumulated
							Deficit
					Additional		During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Net (loss)	-	-	-	-	-	-	(29,839)	(29,839)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	(25,000)	(38,574)	(38,574)

Net (loss)	-	-	-	-	-	-	(36,206)	(36,206)

Balance at March 31, 2013	-	$-	5,000,000	$500	$24,500	$(25,000)	$(74,780)	$(74,780)

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For The Year Ended March 31, 2013	For The Year Ended March 31, 2012	Cumulative From January 18, 2011 (Inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(36,206)	$(29,839)	$(74,780)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	-	5,000	13,735
Increase in accounts payable and accrued expenses	7,346	-	7,346

NET CASH USED IN OPERATING ACTIVITIES	(28,860)	(24,839)	(53,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable - related parties	20,000	20,694	40,694
Increase in note payable - related party	15,000	5,000	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000	25,694	60,694

NET INCREASE IN CASH	6,140	855	6,995

CASH, BEGINNING OF PERIOD	855	-	-

CASH, END OF PERIOD	$6,995	$855	$6,995

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$-	$5,000	$13,735
Common stock subscribed	$-	$-	$25,000

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Emerging Growth Company

The Company is an “emerging growth company” and  has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3 -          Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $75,000, and has negative working capital of approximately $75,000 at March 31, 2013, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -          Income Taxes

As of March 31, 2013, the Company has net operating loss carryforwards of approximately $75,000 to reduce future federal and state taxable income through 2033.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Year Ended March 31, 2013	For The Year Ended March 31, 2012	Cumulative From January 18, 2011 (Inception) to March 31, 2013
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	12,000	10,000	25,000
Valuation allowance	(12,000)	(10,000)	(25,000)
Total	$-	$-	$-

TRENTON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -          Income Taxes (cont’d.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Year Ended March 31, 2013	For The Year Ended March 31, 2012	Cumulative From January 18, 2011 (Inception) to March 31, 2013
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

Note 5 -          Common Stock

On January 18, 2011, the Company authorized one hundred million (100,000,000) shares of common stock. On January 18, 2011, the Company received a subscription for five million (5,000,000) shares of common stock for $25,000 from the former President of the Company. (See note 7.)

Note 6 -          Preferred Stock

The Company is authorized to issue (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

Note 7 -          Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

For the period January 18, 2011 (Inception) to March 31, 2013, professional fees of $13,735 were paid on behalf of the Company by SFG Financial Group Inc. (“SFG”). During the year ended March 31, 2012, SFG advanced the Company an additional $14,000. During the year ended March 31, 2013, SFG advanced the Company an additional $20,000 for professional fees. The President of SFG was the Company’s former President and sole stockholder. As of March 31, 2013, the outstanding balance of $47,735 for professional fees paid by SFG and amounts advanced to the Company are reported as loans payable - related parties. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -          Related Party Transactions (cont’d.)

During the year ended March 31, 2012, the Company received a $6,694 loan from Putnam Hills Corp., whose sole stockholder is NLBDIT 2010 Services, LLC. As of March 31, 2013, the outstanding balance of $6,694 is reported as loans payable - related parties. The loan is unsecured, non-interest bearing, and has no stipulated repayment terms.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2013, the outstanding balance of $20,000 is reported as note payable - related party. The lender has agreed to forego all accrued and unpaid interest through August 20, 2012. At March 31, 2013, $346 of accrued interest related to this loan is reported as accounts payable and accrued expenses. Subsequent to March 31, 2013, the Company borrowed an additional $500.

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

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

As of March 31, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officer:

Name	Age	Position

Samir N. Masri	68	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

None.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officer and director of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information	Trading Market	Closing Price
Putnam Hills Corp.	August 12, 2011	Effective October 11, 2011	000-54478	None.	Samir N. Masri has served as Executive Officer, President, Secretary and a director of these companies since May 26, 2011 and Chief Financial Officer since October 19, 2012.	None.	None.
Iron Sands Corp.	August 12, 2011	Effective October 11, 2011	000-54477	None.		None.	None.

Fern Holdings Corp.	February 8, 2013	Effective April 9, 2013	000-54897	None.	Samir N. Masri has served as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of these companies since October 15, 2012.	None.	None.
Dutchess Holdings Corp.	February 8, 2013	Effective April 9, 2013	000-54895	None.		None.	None.
Oneida Resources Corp.	February 8, 2013	Effective April 9, 2013	000-54896	None.		None.	None.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On July 12, 2012, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designated to deter wrongdoing and promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others. A form of the Code of Ethics is attached hereto as Exhibit 14.1 to the Company’s Form 10-K filed on July 17, 2012.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors for the fiscal years ended March 31, 2013 and 2012 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Samir N. Masri (1) Chief Executive Officer, President, Secretary and Director	2012 2013	None None	None None	None None	None None	None None
Sasha S. Masri (2) Chief Financial Officer and Director	2011 2013	None None	None None	None None	None None	None None

(1)	Samir N. Masri has served as Chief Executive Officr, President, Secretary and a director of the Company since May 26, 2011 and was appointed to serve as Chief Financial Officer on October 19, 2012.
(2)
Sasha S. Masri se was the Chief Financial Officer and a director of the Company from May 26, 2011 through October 19, 2012. Sasha S. Masri resigned from all officer and director positions held with the Company on October 19, 2012.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. He will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our officer and director intends to devote very limited time to our affairs.

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

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
NLBDIT 2010 Services, LLC c/o Sunrise Securities Corp 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000		100%

The Nathan Low 2008 Irrevocable Trust c/o Sunrise Securities Corp. 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000	(1)	100%

Nathan A. Low c/o Sunrise Securities Corp. 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000	(2)	100%

Samir N. Masri (3) 175 Great Neck Rd Suite 403 Great Neck, NY 11021	0		0%

All Directors and Officers as a Group (1 individual)
____________

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

(3)	Samir N. Masri serves as Chief Executive Officer, Chief Financial President, Secretary and sole director of the Company.

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

On June 3, 2011, the Company issued the NLBDIT Enterprises Note in favor of NLBDIT Enterprises pursuant to which the Company agreed to repay NLBDIT Enterprises the sum of any and all amounts that NLBDIT Enterprises may advance to the Company (the “Principal Amount”) on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). NLBDIT Enterprises is wholly owned by the Low Trust. Nathan Low, a principal of our sole shareholder, is the family trustee of the Low Trust and a principal of NLBDIT Enterprises. Interest shall accrue on the outstanding Principal Amount of the NLBDIT Enterprises Note on the basis of a 360-day year from June 3, 2011 until paid in full at the rate of six percent (6%) per annum. As of March 31, 2013, there was an outstanding balance of $20,000 under the NLBDIT Enterprise Note. The NLBDIT Enterprises Note was filed as an exhibit to the Company’s Registration Statement on Form 10 filed with the SEC on August 12, 2011, and incorporated herein by this reference.

As of the date of this filing, the Company received $47,735 (the “SFG Advances”) from Sunrise Financial Group Inc. (“SFG”) to pay for professional fees. Nathan Low, a principal of our sole stockholder, NLBDIT Services, is founder and President of SFG. These funds were advanced interest free and are unsecured. There is no written or oral agreement in effect with respect to the SFG Advances, provided, that the Company intends to attempt to reimburse the SFG Advances at the time of the closing of a business combination; however, there is no assurance that the Company will reimburse SFG.

The Company currently uses the office space and equipment of its management at no cost.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our director, Samir N. Masri would not be considered independent as he also serves as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 and $7,500 for the fiscal years ended March 31, 2013 and 2012, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2013 and 2012.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2013 and 2012.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2013 and 2012.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

__________

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

4.1*	Promissory Note issued by the Company to NLBDIT 2010 Enterprises LLC, dated June 3, 2011

10.1*	Common Stock Purchase Agreement by and between the Company and NLBDIT 2010 Services, LLC, dated May 26, 2011

14.1**	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Form 10-K, as filed with the SEC on July 17, 2012, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENTON ACQUISITION CORP.

Dated: July 16, 2013	By:	/s/ Samir N. Masri
Samir N. Masri President, Secretary and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Samir N. Masri	Chief Executive Officer, Chief Financial Officer,	July 16, 2013
Samir N. Masri	President, Secretary and Director