Form 10-K
period 2014-03-31
Trenton Acquisition Corp.
filed 2014-06-30
CIK 1527722

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54479

Trenton Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2258944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of September 30, 2013, there were no non-affiliate holders of common stock of the Company.

As of June 30, 2014, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 1A. Risk Factors.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 2. Properties.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2014.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $2,000 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2014, the Company had assets equal to $2,000, comprised exclusively of cash.  This compares with assets equal to $6,995 as of March 31, 2013, comprised exclusively of cash.  As of March 31, 2014, the Company had total current liabilities equal to $86,826, comprised of loans and a note payable to related parties in addition to accounts payable and accrued expenses. This compares to the Company’s total liabilities of $81,775 as of March 31, 2013, comprised of loans and a note payable to related parties in addition to accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2013	For the Cumulative Period from January 18, 2011 (Inception) to March 31, 2014
Net Cash (Used in) Operating Activities	$(36,404)	$(28,860)	$(103,838)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$31,409	$35,000	$105,838
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,995)	$6,140	$2,000

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception) to March 31, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2014, the Company had a net loss of $35,046, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended March 31, 2013, the Company had a net loss of $36,206, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from January 18, 2011 (Inception) to March 31, 2014, the Company had a net loss of $109,826, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10 in August of 2011 and the filing of the Company’s periodic reports.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of March 31, 2014 and 2013	F-3

Statement of Operations for the Years Ended March 31, 2014 and 2013 and for the Cumulative Period from January 18, 2011 (Inception) to March 31, 2014	F-4

Statement of Stockholder’s Deficiency for the Cumulative Period from January 18, 2011 (Inception) to March 31, 2014	F-5

Statement of Cash Flows for the Years Ended March 31, 2014 and 2013 and for the Cumulative Period from January 18, 2011 (Inception) to March 31, 2014	F-6

Notes to Financial Statements	F-7 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Trenton Acquisition Corp.
Great Neck, NY

We have audited the accompanying balance sheets of Trenton Acquisition Corp. (a development stage company) (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, stockholder’s deficiency, and cash flows for the years ended March 31, 2014 and 2013, and the cumulative period from January 18, 2011 (inception) through March 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Acquisition Corp. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended March 31, 2014 and 2013, and the cumulative period from January 18, 2011 (inception) through March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
June 30, 2014

TRENTON ACQUISTION CORP.
(A Development Stage Company)
BALANCE SHEET

	March 31, 2014	March 31, 2013
ASSETS

CURRENT ASSETS:
Cash	$2,000	$6,995

Total Current Assets	2,000	6,995

TOTAL ASSETS	$2,000	$6,995

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,988	7,346
Loans payable - related parties	47,735	$54,429
Note payable - related party	33,103	20,000

Total Current Liabilities	86,826	81,775

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares subscribed	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	-	(25,000)
Deficit accumulated during the development stage	(109,826)	(74,780)

Total Stockholder's Deficiency	(84,826)	(74,780)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$2,000	$6,995

See accompanying notes to the financial statements.

TRENTON ACQUISTION CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Year Ended March 31, 2014	For The Year Ended March 31, 2013	Cumulative Period From January 18, 2011 (Inception) to March 31, 2014

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	33,475	35,860	107,909

(LOSS) BEFORE OTHER EXPENSES	(33,475)	(35,860)	(107,909)

INTEREST EXPENSE	1,571	346	1,917

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(35,046)	(36,206)	(109,826)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(35,046)	$(36,206)	$(109,826)

BASIC AND DILUTED LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

TRENTON ACQUISTION CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO MARCH 31, 2014

					Additional		Deficit Accumulated During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Net (loss)	-	-	-	-	-	-	(29,839)	(29,839)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	(25,000)	(38,574)	(38,574)

Net (loss)	-	-	-	-	-	-	(36,206)	(36,206)

Balance at March 31, 2013	-	-	5,000,000	500	24,500	(25,000)	(74,780)	(74,780)

Common stock
subscription proceeds	-	-	-	-	-	25,000	-	25,000

Net (loss)	-	-	-	-	-	-	(35,046)	(35,046)

Balance at March 31, 2014	-	$-	5,000,000	$500	$24,500	$-	$(109,826)	$(84,826)

See accompanying notes to the financial statements.

TRENTON ACQUISTION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For The Year Ended March 31, 2014	For The Year Ended March 31, 2013	Cumulative Period From January 18, 2011 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(35,046)	$(36,206)	$(109,826)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses	(1,358)	7,346	5,988

NET CASH USED IN OPERATING ACTIVITIES	(36,404)	(28,860)	(103,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans payable - related parties	(6,694)	20,000	47,735
Increase in note payable - related party	13,103	15,000	33,103
Proceeds from the issuance of common stock	25,000	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,409	35,000	105,838

NET (DECREASE) INCREASE IN CASH	(4,995)	6,140	2,000

CASH, BEGINNING OF PERIOD	6,995	855	-

CASH, END OF PERIOD	$2,000	$6,995	$2,000

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 -Organization and Business

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

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

TRENTON ACQUISITION CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $110,000, and has negative working capital of approximately $85,000 at March 31, 2014, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 - Income Taxes

As of March 31, 2014, the Company has net operating loss carryforwards of approximately $110,000 to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

TRENTON ACQUISITION CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 - Income Taxes (cont.)

The benefit from income taxes consists of the following:
	For The Year Ended March 31, 2014	For The Year Ended March 31, 2013	Cumulative From January 18, 2011 (Inception) to March 31, 2014
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	12,000	12,000	37,000
Valuation allowance	(12,000)	(12,000)	(37,000)
Total	$-	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Year Ended March 31, 2014	For The Year Ended March 31, 2013	Cumulative From January 18, 2011 (Inception) to March 31, 2014
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

Note 5 - Common Stock

On January 18, 2011, the Company authorized one hundred million (100,000,000) shares of $.0001 per value common stock. On January 18, 2011, the Company received a subscription for five million (5,000,000) shares of common stock for $25,000 from the former President of the Company. (See note 7.)

Note 6 - Preferred Stock

The Company is authorized to issue (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

TRENTON ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

For the period January 18, 2011 (Inception) to March 31, 2012, professional fees of $13,735 were paid on behalf of the Company by SFG Financial Group Inc. (“SFG”). Since inception, SFG advanced the Company $34,000 for professional fees. The President of SFG was the Company’s former President and sole stockholder. As of March 31, 2014, the outstanding balance of $47,735 for professional fees paid by SFG and amounts advanced to the Company are reported as loans payable - related parties. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

During the year ended March 31, 2012, the Company received a $6,694 loan from Putnam Hills Corp., whose sole stockholder is NLBDIT 2010 Services, LLC. As of March 31, 2014, the loan was repaid.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000. On December 23, 2013 the Company received payment of $25,000 for the common stock subscription.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2014, the outstanding balance of $33,103 is reported as note payable - related party. The lender has agreed to forego all accrued and unpaid interest through August 20, 2012. At March 31, 2014, $1,917 of accrued interest related to this loan is included in accounts payable and accrued expenses. Subsequent to March 31, 2014, the Company borrowed an additional $9,000.

During the years ended March 31, 2014 and 2013, the Company incurred costs of $10,000, for each year, for accounting services provided by an entity owned by the President of the Company. Unpaid fees related to these services of $0 and $5,000 were included in accounts payable and accrued expenses as of March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officer:

Name	Age	Position

Samir N. Masri	69	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

(c)  Family Relationships.

None.

(d)   Involvement in Certain Legal Proceedings.

To the best of our knowledge, our sole officer and director has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On July 12, 2012, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designated to deter wrongdoing and promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others. A form of the Code of Ethics was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on July 17, 2012 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors for the fiscal years ended March 31, 2014 and 2013 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
Samir N. Masri (1) Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	2014 2013	None None	None None	None None	None None	None None	None None

(1)	Samir N. Masri has served as Chief Executive Officer, President, Secretary and a director of the Company since May 26, 2011 and was appointed to serve as Chief Financial Officer on October 19, 2012.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. He will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

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

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
NLBDIT 2010 Services, LLC c/o Sunrise Securities Corp 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000		100%

The Nathan Low 2008 Irrevocable Trust c/o Sunrise Securities Corp. 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000	(1)	100%

Nathan A. Low c/o Sunrise Securities Corp. 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000	(2)	100%

Samir N. Masri (3) 175 Great Neck Rd Suite 403 Great Neck, NY 11021	0	(4)	0%

All Directors and Officers as a Group (1 individual)

________

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

(3)	Samir N. Masri serves as Chief Executive Officer, Chief Financial Officer, President, Secretary and sole director of the Company.
(4) (b)
Does not include the 5,000,000 shares owned of record by NLBDIT Services. Samir Masri is the Managing Member of NLBDIT Services but does not have any voting or dispositive power over the shares of Common Stock owned of record by NLBDIT Services.

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Since April 1, 2013, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, except as disclosed below.

On December 23, 2013, the Company received payment from NLBDIT Services in the amount of $25,000 for 5,000,000 shares of Common Stock, which were previously issued by the Company to NLBDIT. The Low Trust owns 100% of the outstanding membership interests of NLBDIT Services and may be deemed to beneficially own the shares of Common Stock held of record by NLBDIT Services. Nathan Low is the family trustee of the Low Trust and has voting and dispositive control over any securities owned of record or beneficially by the Low Trust. Therefore, Mr. Low may be deemed to beneficially own the shares of Common Stock held of record by NLBDIT Services and beneficially by the Low Trust. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The NLBDIT Services CSPA was filed as an exhibit to the Company’s Registration Statement on Form 10 filed with the SEC on August 12, 2011 and incorporated herein by this reference.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2014, the outstanding balance of $33,103 is reported as note payable - related party. The lender has agreed to forego all accrued and unpaid interest through August 20, 2012. At March 31, 2014, $1,917 of accrued interest related to this loan is reported as accounts payable and accrued expenses.

As of the date of this filing, the Company received $47,735 (the “SFG Advances”) from Sunrise Financial Group (“SFG”) to pay for professional fees. Nathan Low, a principal of our sole stockholder, NLBDIT Services, is founder and President of SFG. These funds were advanced interest free and are unsecured. There is no written or oral agreement in effect with respect to the SFG Advances, provided, that the Company intends to attempt to reimburse the SFG Advances at the time of the closing of a business combination; however, there is no assurance that the Company will reimburse SFG.

The Company engaged Samir Masri CPA Firm P.C. to provide accounting services to the Company. Samir Masri, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and director, is the founder and President of Samir Masri CPA Firm P.C. The Company has agreed to pay Samir Masri CPA Firm P.C. for services rendered in connection with the preparation of the financial statements for the Company’s periodic reports in an aggregate amount equal to $10,000 for the year.  As of March 31, 2014, the Company had fully paid the fees related to these services. There are no written agreements in connection with this arrangement.

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

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $11,250 and $7,500 for the fiscal years ended March 31, 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2014 and 2013.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2014 and 2013.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2014 and 2013.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 13 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

4.1*	Promissory Note issued by the Company to NLBDIT 2010 Enterprises LLC, dated June 3, 2011

10.1*	Common Stock Purchase Agreement by and between the Company and NLBDIT 2010 Services, LLC, dated May 26, 2011

14.1**	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2014

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Form 10-K, as filed with the SEC on July 17, 2012, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENTON ACQUISITION CORP.

Dated: June 30, 2014	By:	Samir N. Masri
Samir N. Masri
President, Secretary and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Samir N. Masri	Chief Executive Officer, Chief Financial Officer,	June 30, 2014
Samir N. Masri	President, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)