Form 10-Q
period 2014-09-30
Trenton Acquisition Corp.
filed 2014-11-03
CIK 1527722

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54479

Trenton Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-2558944
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

430 Park Avenue 4th Floor

New York, NY 10022

(Address of principal executive offices)(Zip Code)

(212) 356-0509

(Registrant’s telephone number, including area code)

175 Great Neck Road, Suite 403

Great Neck, NY 11021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 3, 2014.

TRENTON ACQUISITION CORP.

- INDEX -

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Trenton Acquisition Corp, a Delaware corporation.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRENTON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2014	March 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$1,007	$2,000

Total Current Assets	1,007	2,000

TOTAL ASSETS	$1,007	$2,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$5,988
Loan payable - related party	-	47,735
Note payable - related party	-	33,103

Total Current Liabilities	-	86,826

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S EQUITY (DEFICIENCY):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	130,450	24,500
Accumulated deficit	(129,943)	(109,826)

Total Stockholder's Equity (Deficiency)	1,007	(84,826)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)	$1,007	$2,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended	For The Three Months Ended	For The Six Months Ended	For The Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	9,634	15,646	19,110	18,146

(LOSS) BEFORE INTEREST EXPENSE AND BENEFIT FROM INCOME TAXES	(9,634)	(15,646)	(19,110)	(18,146)

INTEREST EXPENSE	487	378	1,007	683

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(10,121)	(16,024)	(20,117)	(18,829)

BENEFIT FROM INCOME TAXES	-	-	-	-

NET (LOSS)	$(10,121)	$(16,024)	(20,117)	(18,829)

BASIC AND DILUTED (LOSS) PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended	For The Six Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(20,117)	$(18,829)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses	(3,064)	5,831

NET CASH USED IN OPERATING ACTIVITIES	(23,181)	(12,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable - related party	22,188	6,003

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,188	6,003

NET DECREASE IN CASH	(993)	(6,995)

CASH, BEGINNING OF PERIOD	2,000	6,995

CASH, END OF PERIOD	$1,007	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH FINANCING ACTIVITIES:

LOAN PAYABLE – RELATED PARTY FORGIVEN AND CONVERTED TO ADDITIONAL PAID-IN CAPITAL	$47,735	$-
NOTE PAYABLE – RELATED PARTY AND RELATED ACCRUED INTEREST FORGIVEN AND CONVERTED TO ADDITIONAL PAID-IN CAPITAL	$58,215	$-

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -	Organization and Business

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

Change in Control Transaction

On September 9, 2014, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with unrelated purchasers (collectively, the “Purchasers”), whereby the Company sold 5,000,000 shares of the Company’s common stock to the Purchasers for an aggregate purchase price of $65,000. Simultaneously, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $65,000. In conjunction with these transactions the loan payable-related party, note payable-related party, and the related accrued interest were forgiven and converted to additional paid-in capital. As a result of the foregoing transactions, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and Director resigned and one of the Company’s new stockholders was appointed President, Secretary and Director and another new stockholder was appointed Chief Financial Officer of the Company. The sole member of Rodman & Co., LLC is deemed to beneficially own 3,250,000 shares of the Company’s common stock, representing 65% of the Company’s issued and outstanding shares and as a result has the ability to control the operations of the Company.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2014 and 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Note 3 -	Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $130,000, and had working capital of approximately $1,000 at September 30, 2014, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of September 30, 2014, the Company has net operating loss carryforwards of approximately $130,000, subject to certain change of control limitations, to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The benefit from income taxes consists of the following:

	For The Six Months Ended September 30, 2014	For The Six Months Ended September 30, 2013
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	7,000	6,000
Valuation allowance	(7,000)	(6,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Six Months Ended September 30, 2014	For The Six Months Ended September 30, 2013
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

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

Loans Payable - related parties consists of amounts advanced to the Company by Sunrise Financial Group Inc. (“SFG”). The President of SFG was the Company’s former President and sole stockholder. The balance of $47,735 was forgiven and converted to additional paid-in capital.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President. The Note bore interest at 6% and was due and payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. In conjunction with the change-in-control transaction (see Note 1), on September 9, 2014, the entire principal amount of $55,291 and related accrued interest of $2,924 was forgiven and converted to additional paid-in capital.

For the six months ended September 30, 2014 and 2013, the Company incurred costs of $5,000, for the periods then ended, for accounting services provided by an entity owned by the former President of the Company.

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

Description of Business

The Company was incorporated in the State of Delaware on January 18, 2011 (Inception) and maintains its principal executive office at 430 Park Avenue, 4th Floor, New York, NY 10022. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete such a transaction. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating a business combination transaction.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $1,007 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

We have no agreements or understandings with respect to any business combination transaction. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company had assets equal to $1,007, comprised exclusively of cash. This compares with assets of $2,000, comprised exclusively of cash, as of March 31, 2014. The Company did not have any liabilities at September 30, 2014. This compares to the Company’s total current liabilities of $86,826, comprised of accounts payable, accrued expenses, and amounts due to related parties, as of March 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Net Cash Used in Operating Activities	$(23,181)	$(12,998)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$22,188	$6,003
Net Decrease in Cash and Cash Equivalents	$(993)	$(6,995)

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

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President. The Note bore interest at 6% and was due and payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. On September 9, 2014 this loan was forgiven in full.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through September 30, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended September 30, 2014, the Company had a net loss of $20,117 comprised of legal, accounting, audit and other professional service fees of $19,110 incurred in connection with the preparation and filing of the Company’s periodic reports and general and administrative expenses and interest expense of $1,007.

For the six months ended September 30, 2013, the Company had a net loss of $18,829, comprised of legal, accounting, audit, general and administrative expenses of $18,146, and interest expense of $683.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2014, the Company sold five million shares of its common stock in a private placement transaction. All of the purchasers were accredited investors and the shares of Common Stock were issued to them pursuant to the exemptions afforded by Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “Act”). In addition, the stock certificates representing the shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act. The proceeds of the sale of these securities was used to repurchase five million shares of common stock from the Company’s prior stockholder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trenton Acquisition Corp.

	By:	/s/ Arnold P. Kling
Arnold P. Kling President (Principal Executive Officer)

Dated: November 3, 2014	By:	/s/ Thomas Pinou
Thomas Pinou Chief Financial Officer, (Principal Financial Officer)

