Form 10-Q
period 2014-12-31
Trenton Acquisition Corp.
filed 2015-01-30
CIK 1527722

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of January 30, 2015.

TRENTON ACQUISITION CORP.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRENTON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31, 2014	March 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$6,147	$2,000

Total Current Assets	6,147	2,000

TOTAL ASSETS	$6,147	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$5,988
Loans payable - related parties	10,000	47,735
Note payable - related party	-	33,103

Total Current Liabilities	10,000	86,826

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	130,450	24,500
Accumulated deficit	(134,803)	(109,826)

Total Stockholders’ Equity (Deficiency)	(3,853)	(84,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$6,147	$2,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	4,860	7,173	23,970	25,319

(LOSS) BEFORE INTEREST EXPENSE AND BENEFIT FROM INCOME TAXES	(4,860)	(7,173)	(23,970)	(25,319)

INTEREST EXPENSE	-	442	1,007	1,125

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(4,860)	(7,615)	(24,977)	(26,444)

BENEFIT FROM INCOME TAXES	-	-	-	-

NET (LOSS)	$(4,860)	$(7,615)	$(24,977)	$(26,444)

BASIC AND DILUTED (LOSS) PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended	For The Nine Months Ended
	December 31, 2014	December 31, 2013

OPERATING ACTIVITIES
Net Loss	$(24,977)	$(26,444)
Adjustments to reconcile Net Loss to net cash used in operations:
Decrease in accounts payable and accrued expenses	(3,064)	(5,875)
Net cash used in Operating Activities	(28,041)	(32,319)

FINANCING ACTIVITIES

Proceeds from (repayment of) loans payable – related parties	10,000	(6,694)
Increase in note payable – related party	22,188	7,103
Proceeds from the issuance of common stock	-	25,000
Net cash provided by Financing Activities	32,188	25,409

Net cash increase (decrease) for period	4,147	(6,910)

Cash at beginning of period	2,000	6,995
Cash at end of period	$6,147	$85

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION NON-CASH FINANCING ACTIVITIES:

LOAN PAYABLE – RELATED PARTY FORGIVEN AND CONVERTED TO ADDITIONAL PAID-IN CAPITAL	$47,735	$-
NOTE PAYABLE – RELATED PARTY AND RELATED ACCRUED INTEREST FORGIVEN AND CONVERTED TO ADDITIONAL PAID-IN CAPITAL	$58,215	$-

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -	Organization and Business

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

Change in Control Transaction

On September 9, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with unrelated purchasers (collectively, the “Purchasers”), whereby the Company sold 5,000,000 shares of the Company’s common stock to the Purchasers for an aggregate purchase price of $65,000. Simultaneously the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $65,000. In conjunction with these transactions the loan payable-related party, note payable-related party, and the related accrued interest were forgiven and converted to additional paid-in capital. As a result of the foregoing transactions, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and Director resigned and one of the Company’s new stockholders was appointed President, Secretary and Director and another new stockholder was appointed Chief Financial Officer of the Company. The sole member of Rodman & Co., LLC (“Rodman”) is deemed to beneficially own 3,250,000 shares of the Company’s common stock, representing 65% of the Company’s issued and outstanding shares and as a result has the ability to control the operations of the Company. The Company’s President, Secretary, and Director is deemed to beneficially own 900,000 shares of the Company’s common stock held by an entity of which he is the managing member. An additional 50,000 shares of the Company’s common stock are owned by the Company’s Chief Financial Officer.

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

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements. In accordance with that pronouncement we have elected to adopt the elimination of certain financial reporting requirements including the presentation of inception-to-date information in the statements of operations, cash flows, and stockholders’ deficiency and labeling the financial statements as those of a development stage entity.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Note 3 -	Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $135,000, and had a working capital deficit of approximately $4,000 at December 31, 2014, which among other factors raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of December 31, 2014, the Company has net operating loss carryforwards of approximately $135,000, subject to certain change of control limitations, to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The benefit from income taxes consists of the following:

	For The Nine Months Ended December 31, 2014	For The Nine Months Ended December 31, 2013
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	8,000	9,000
Valuation allowance	(8,000)	(9,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Nine Months Ended December 31, 2014	For The Nine Months Ended December 31, 2013
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

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

Loans Payable - related parties consists of amounts advanced to the Company by Sunrise Financial Group Inc. (“SFG”) and Rodman. The President of SFG was the Company’s former President and sole stockholder. On September 9, 2014, the loan payable to SFG of $47,735 was forgiven and converted to additional paid-in capital. As of December 31, 2014, the balance of $10,000 consists of amounts received from Rodman and is unsecured, non-interest bearing, and has no stipulated repayment terms.

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

For the nine months ended December 31, 2014 and 2013, the Company incurred costs of $5,000 and $7,500, respectively, for the periods then ended, for accounting services provided by an entity owned by the former President of the Company.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $6,147 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our current management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company had assets equal to $6,147, comprised exclusively of cash. This compares with assets of $2,000, comprised exclusively of cash, as of March 31, 2014. The Company has total liabilities at December 31, 2014 of $10,000 payable to a stockholder. This compares to the Company’s total liabilities of $86,826, comprised of accounts payable, accrued expenses, and amounts due to related parties, as of March 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Net Cash Used in Operating Activities	$(28,041)	$(32,319)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	32,188	25,409
Net Increase (Decrease) in Cash and Cash Equivalents	$4,147	$(6,910)

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

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President. The Note bore interest at 6% and was due and payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. On September 9, 2014, this loan was forgiven in full.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through December 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended December 31, 2014, the Company had a net loss of $24,977 comprised of legal, accounting, audit and other professional service fees of $23,970 incurred in connection with the preparation and filing of the Company’s periodic reports and general and administrative expenses, and interest expense of $1,007.

For the nine months ended December 31, 2013, the Company had a net loss of $26,444, comprised of legal, accounting, audit, general and administrative expenses of $25,319, and interest expense of $1,125.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Trenton Acquisition Corp.

Dated: January 30, 2015	By:	/s/ Arnold P. Kling
Arnold P. Kling President (Principal Executive Officer)

Dated: January 30, 2015	By:	/s/ Thomas Pinou
Thomas Pinou Chief Financial Officer, (Principal Financial Officer)

