Form 10-K
period 2015-03-31
Trenton Acquisition Corp.
filed 2015-06-12
CIK 1527722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54479

Trenton Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-2258944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Park Ave 4th Floor New York, NY 10022

 (Address of principal executive offices)

(212) 356-0509

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

On September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock.

As of June 12, 2015, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1. Business.

Trenton Acquisition Corp. (“we”, “us”, “our” or the "Company") was incorporated in the State of Delaware on January 18, 2011 and maintains its principal executive office at 430 Park Avenue 4th Floor New York, NY 10022. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011, and since its effectiveness, the Company has focused on identifying a possible business combination. The Company selected March 31 as its fiscal year end.

On September 9, 2014, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with six purchasers (the “Purchasers”) whereby it sold 5,000,000 shares (the “Control Shares”) of its common stock to the Purchasers for an aggregate purchase price of $65,000. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of its common stock for an aggregate purchase price of $65,000. At the closing of the Purchase Agreement and Repurchase Agreement (the “Closing”), Samir N. Masri (“Mr. Masri”), our Chief Executive Officer, Chief Financial Officer, President, and Secretary, at the time, resigned effective upon the Closing and resigned as a director, effective eleven days after a definitive Information Statement prepared in accordance with Securities and Exchange Commission (“SEC”) Rule 14f-1 is disseminated to our stockholders (“Information Statement”). At the Closing, Arnold P. Kling (“Mr. Kling”) was appointed the Company’s President and Secretary and Thomas G. Pinou (“Mr. Pinou”) was appointed the Company’s Chief Financial Officer, effective upon the Closing. As of the Closing, Mr. Kling was elected as director of the Company, effective eleven days after the mailing of the Information Statement to our stockholders. As a result of these transactions, Rodman & Co, LLC acquired 3,250,000 shares of the Company’s common stock, representing 65% of the issued and outstanding shares, and, as a result, control of our company has passed to Rodman & Co, LLC.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities, either debt or equity, until the Company has successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company.  As of the date hereof, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, it may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, the Company will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, the Company will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, its limited personnel and financial resources and the inexperience of its management with respect to such activities. The Company expects that its due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to it. This due diligence review will be conducted either by the Company’s management or by unaffiliated third parties it may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before it consummates a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if it had more funds available to it, would be desirable. The Company will be particularly dependent upon information provided by the promoters, owners, sponsors or others associated with the target business seeking its participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company.

Competition

In identifying, evaluating and selecting a target business, the Company may encounter intense competition from other entities having a business objective similar to its. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, the Company is subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company’s and the Company’s financial resources will be relatively limited when contrasted with those of many of these competitors. The Company’s ability to compete in acquiring certain sizable target businesses is limited by its available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the Company’s outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place the Company at a competitive disadvantage in successfully negotiating a business combination. The Company’s management believes, however, that its status as a public entity and potential access to the United States public equity markets may give it a competitive advantage, over privately-held entities with a similar business objective, to acquire a target business on favorable terms.

If the Company succeeds in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of the Company’s target businesses’ competitors are likely to be significantly larger and have far greater financial and other resources than it. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. The Company’s target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that the Company’s target business will face significant competition from smaller companies that have specialized capabilities in similar areas. The Company cannot accurately predict how its target businesses’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. The Company cannot assure you that, subsequent to a business combination, it will have the resources to compete effectively.

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

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that it contacts.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred. The Company has not established a timeline with respect to the identification of a business combination target. We expect that the Company’s management will use its contacts and business relationships to identify a business combination target for the Company.

The Company presently have no employees apart from its management. Its officers are engaged in outside business activities and are employed on a full-time basis by certain unaffiliated companies. The Company’s officers will be dividing their time amongst these entities and anticipates that they will devote very limited time to its business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary.

The Company does not expect any significant changes in the number of its employees other than such changes, if any, incident to a business combination.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows it to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

The Company will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which its revenues exceed $1 billion, (2) the date on which it issues more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended (the “ Securities Act”), or (4) when the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter.

To the extent that the Company continues to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Exchange Act, after it ceases to qualify as an emerging growth company, certain of the exemptions available to it as an emerging growth company may continue to be available as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Item 1A. Risk Factors.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 2. Properties.

The Company neither rents nor owns any properties. Since September 9, 2014, the Company has utilized the office space and equipment of Rodman & Co., LLC, the shareholder of 65% of the Company’s outstanding common stock, at no charge.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of the date of this filing, there were six (6) holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On September 9, 2014, the Company sold five million shares of Common Stock in a private placement transaction. All of the purchasers were accredited investors and the shares of Common Stock were issued to them pursuant to the exemptions afforded by Sections 4(a)(2) and 4(a)(5) of the Securities Act. In addition, the stock certificates representing the shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Securities Act. The proceeds of the sale of these securities were used to repurchase five million shares of Common Stock from the Company’s prior stockholder.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company”, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We currently do not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $2,000 in cash. There are no assurances that we will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

We may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Change in Control

On September 9, 2014, we entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with six purchasers (the “Purchasers”) whereby we sold 5,000,000 shares (the “Control Shares”) of Common Stock to the Purchasers for an aggregate purchase price of $65,000. Simultaneously with the entrance into the Purchase Agreement, we entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with our sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and we repurchased 5,000,000 shares of Common Stock for an aggregate purchase price of $65,000.

At the closing of the Purchase Agreement and Repurchase Agreement (the “Closing”), Samir N. Masri (“Masri”), our Chief Executive Officer, Chief Financial Officer, President, and Secretary, at the time, resigned effective upon the Closing and resigned as a director, effective eleven days after a definitive Information Statement prepared in accordance with Securities and Exchange Commission (“SEC”) Rule 14f-1 is disseminated to our stockholders (“Information Statement”). At the Closing, Arnold P. Kling (“Mr. Kling”) was appointed our President and Secretary and Thomas G. Pinou (“Mr. Pinou”) was appointed our Chief Financial Officer, effective upon the Closing. As of the Closing, Mr. Kling was elected as director of the Company, effective eleven days after the mailing of the Information Statement to our stockholders.

As a result of these transactions, Rodman & Co, LLC acquired 3,250,000 shares of Common Stock, representing 65% of the issued and outstanding shares, and, as a result, control of our company has passed to Rodman & Co, LLC.

Liquidity and Capital Resources

As of March 31, 2015, we had assets equal to $2,252, comprised exclusively of cash, compared with assets equal to $2,000 as of March 31, 2014, comprised exclusively of cash.  As of March 31, 2015, we had total current liabilities equal to $10,000, comprised of loans payable to related parties, compared to total current liabilities of $86,826 as of March 31, 2014, comprised of loans and a note payable to related parties in addition to accounts payable and accrued expenses.   We provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities:

	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014
Net Cash (Used in) Operating Activities	$(31,936)	$(36,404)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$32,188	$31,409
Net Increase (Decrease) in Cash and Cash Equivalents	$252	$(4,995)

We have nominal assets and have generated no revenues since inception. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. We have not generated any revenue from January 18, 2011 (Inception) to March 31, 2015.  It is unlikely we will have any revenues unless we are able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder our ability to continue as a going concern.  Our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2015, we had a net loss of $28,872, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

For the fiscal year ended March 31, 2014, we had a net loss of $35,046, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

For the cumulative period from January 18, 2011 (Inception) to March 31, 2015, we had a net loss of $138,698, consisting of legal, accounting, audit, and other professional service fees incurred in relation to our formation, the preparation and the filing of our Registration Statement on Form 10 in August of 2011 and the filing of our periodic reports.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

TRENTON ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Deficiency	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trenton Acquisition Corp.

New York, NY

We have audited the accompanying balance sheets of Trenton Acquisition Corp. (the “Company”) as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Acquisition Corp. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
June 12, 2015

TRENTON ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS

CURRENT ASSETS:
Cash	$2,252	$2,000

Total Current Assets	2,252	2,000

TOTAL ASSETS	$2,252	$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$5,988
Loans payable - related parties	10,000	47,735
Note payable - related party	-	33,103

Total Current Liabilities	10,000	86,826

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	130,450	24,500
Accumulated deficit	(138,698)	(109,826)

Total Stockholders’ Deficiency	(7,748)	(84,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,252	$2,000

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended March 31, 2015	For The Year Ended March 31, 2014

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	27,865	33,475

(LOSS) BEFORE OTHER EXPENSES	(27,865)	(33,475)

INTEREST EXPENSE	1,007	1,571

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(28,872)	(35,046)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(28,872)	$(35,046)

BASIC AND DILUTED LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficiency

Balance at April 1, 2013	-	$-	5,000,000	$500	$24,500	$(25,000)	$(74,780)	$(74,780)

Common stock
subscription proceeds	-	-	-	-	-	25,000	-	25,000

Net (loss)	-	-	-	-	-	-	(35,046)	(35,046)

Balance at March 31, 2014	-	-	5,000,000	500	24,500	$-	(109,826)	(84,826)

Conversion of debt to additional paid-in capital	-	-	-	-	105,950	-	-	105,950

Net (loss)	-	-	-	-	-	-	(28,872)	(28,872)

Balance at March 31, 2015	-	$-	5,000,000	$500	$130,450	$-	$(138,698)	$(7,748)

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For The Year Ended March 31, 2015	For The Year Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(28,872)	$(35,046)

ADJUSTMENT TO RECONCILE NET (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:
(Decrease) in accounts payable and accrued expenses	(3,064)	(1,358)

NET CASH USED IN OPERATING ACTIVITIES	(31,936)	(36,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans payable - related parties	10,000	(6,694)
Increase in note payable - related party	22,188	13,103
Additional paid-in capital	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,188	31,409

NET INCREASE (DECREASE) IN CASH	252	(4,995)

CASH, BEGINNING OF PERIOD	2,000	6,995

CASH, END OF PERIOD	$2,252	$2,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – NON-CASH FINANCING ACTIVITIES:

LOAN PAYABLE – RELATED PARTY FORGIVEN AND CONVERTED TO ADDITIONAL PAID-IN CAPITAL	$47,735	$-
NOTE PAYABLE – RELATED PARTY AND RELATED ACCRUED INTEREST FORGIVEN AND CONVERTED TO ADDITIONAL PAID-IN CAPITAL	$58,125	$-

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

Business Activity

Trenton Acquisition Corp. ("the Company") was incorporated in the state of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective over the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

Change in Control Transaction

On September 9, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with unrelated purchasers (collectively, the “Purchasers”), whereby the Company sold 5,000,000 shares of the Company’s common stock to the Purchasers for an aggregate purchase price of $65,000. Simultaneously the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $65,000. In conjunction with these transactions the loan payable-related party, note payable-related party, and the related accrued interest were forgiven and converted to additional paid-in capital. As a result of the foregoing transactions, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and Director resigned and one of the Company’s new stockholders was appointed President, Secretary and Director, and another new stockholder was appointed Chief Financial Officer of the Company. The sole member of Rodman & Co., LLC (“Rodman”) is deemed to beneficially own 3,250,000 shares of the Company’s common stock, representing 65% of the Company’s issued and outstanding shares and, as a result, has the ability to control the operations of the Company. The Company’s President, Secretary and Director is deemed to beneficially own 900,000 shares of the Company’s common stock held by an entity of which he is the managing member. An additional 50,000 shares of the Company’s common stock are owned by the Company’s Chief Financial Officer.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet dates.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $139,000, and has negative working capital of approximately $8,000 at March 31, 2015, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 - Income Taxes

As of March 31, 2015, the Company has net operating loss carryforwards of approximately $139,000 subject to certain change of control limitations to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

TRENTON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Income Taxes (cont.)

The benefit from income taxes consists of the following:

	For The Year Ended March 31, 2015	For The Year Ended March 31, 2014
Current Expense:
Federal and State	$-	$-
Deferred Tax Benefit:
Federal and State	10,000	12,000
Valuation allowance	(10,000)	(12,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Year Ended March 31, 2015	For The Year Ended March 31, 2014
Statutory Federal Income Tax Rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective Income Tax Rate	0%	0%

Note 5 - Common Stock

The Company is authorized to issue one hundred million (100,000,000) shares of $.0001 per share par value common stock, of which five million (5,000,000) shares have been issued.

Note 6 - Preferred Stock

The Company is authorized to issue (10,000,000) shares of $.0001 per share par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the board of directors of the Company, of which none are issued.

TRENTON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

Loans Payable - related parties consists of amounts advanced to the Company by Sunrise Financial Group Inc. (“SFG”) and Rodman. The President of SFG was the Company’s former President and sole stockholder. The balance of $47,735 was forgiven and converted to additional paid-in capital. As of March 31, 2015, the balance of $10,000 consists of amounts received from Rodman and is unsecured, non-interest bearing, and has no stipulated repayment terms.

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

During the years ended March 31, 2015 and 2014, the Company incurred costs of $5,000 and $10,000, respectively, for accounting services provided by an entity owned by the former President of the Company.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the Company’s management including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management's Report on Internal Control over Financial Reporting

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

As of March 31, 2015, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officer:

Name	Age	Position

Arnold P. Kling	57	President, Secretary and Director
Thomas G. Pinou	54	Chief Financial Officer

All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are elected by the board of directors and their terms of office are at the discretion of the board of directors.

Arnold P. Kling. Mr. Kling has served as our president, secretary and director since September 2014. For the past 15 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies.  From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company.  From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm.  Mr. Kling currently also serves as a director and president of Protalex, Inc. (OTCQB:PRTX), 24Holdings, Inc. (OTCQB:TWFH) and Newtown Lane Marketing, Incorporated (OTCQB: NTWN). Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2005, have given him the expertise needed to serve as one of our directors.

Thomas G. Pinou. Mr. Pinou has served as our chief financial officer since September 2014. In addition, Mr. Pinou is chief financial officer of HC Wainwright & Co LLC, a broker dealer, and consults with other financial firms. Mr. Pinou was chief financial officer of Rodman & Renshaw, LLC from March 1998 to March 2008 and was responsible for all the accounting, administration and operations of the firm. From 1995 to 1998, Mr. Pinou was chief financial officer of Rodman & Renshaw Capital Group, Inc. Prior to 1995, Mr. Pinou was responsible for the Firm Trading and Syndicate accounting areas at Yamichi Securities, Dean Witter and Smith Barney. Mr. Pinou received his BBA from Pace University in 1982.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

None.

(d)   Involvement in Certain Legal Proceedings.

To the best of our knowledge, neither of our officers , during the past ten years, has:

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2015 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit and Compensation Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our board of directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its principal executive officer for the fiscal years ended March 31, 2015 and 2014 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
Arnold P. Kling (1) President, Secretary and Director	2015	None	None	None	None	None	None

Samir N. Masri (1) Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	2015 2014	None None	None None	None None	None None	None None	None None

__________________

(1)

At the closing of the Purchase Agreement in September 2014, Mr. Kling was appointed President and Secretary of the Company and Mr. Masri resigned from all of his officer positions with the Company, effective upon the Closing.

In September 2014, Messrs. Kling and Pinou became our sole officers and Mr. Kling became our sole director. Prior to September 2014, Mr. Masri was our sole officer and director. None of them receives any regular compensation for their services rendered on our behalf or received any compensation during the years ended March 31, 2015 and 2014. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our director, nor do we pay directors' expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 11, 2015 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each named executive officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership
Arnold P. Kling (4)	900,000	18.0%

All officers and directors as a group (2 persons)	950,000	19.0%

5% Stockholders

Rodman & Co., LLC (3)	3,250,000	65.0%

RunRidge LLC	250,000	5%

Dakota Group Ltd	250,000	5%

GEFR, LLC	300,000	6%

__________________

(1)	Unless otherwise provided, the address of each person is c/o Morse, Zelnick, Rose & Lander, LLP, 825 Third Avenue, 16th Floor, New York, NY 10022.

(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The percent of class has also been determined in accordance with rules of the SEC. For purposes of computing such percentage, as of June 11, 2015, there were 5,000,000 shares of Common Stock outstanding.

(3)	Michael Vasinkevich is the sole member of Rodman & Co., LLC and is deemed to beneficially own the 3,250,000 shares of Common Stock owned of record by Rodman & Co., LLC.

(4)	These shares are owned of record by Moyo Partners, LLC. Arnold Kling is the managing member of Moyo Partners, LLC and is deemed to beneficially own the 900,000 shares of Common Stock owned of record by Moyo Partners, LLC.

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since April 1, 2013, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, except as disclosed below.

On September 9, 2014, the Company entered into and closed a Repurchase Agreement with NLBDIT pursuant to NLBDIT sold and the Company repurchased 5,000,000 shares of Common Stock for an aggregate purchase price of $65,000. Prior to the closing or the Repurchase Agreement, NLBDIT was the sole shareholder of the Company.

On December 23, 2013, the Company received payment from NLBDIT in the amount of $25,000 for 5,000,000 shares of Common Stock, which were previously issued by the Company to NLBDIT. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the Company’s former President.  The Note bore interest at 6% and was payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2014, the outstanding balance of $33,103 was reported as note payable - related party. In conjunction with the Change in Control, in September 2014, the Note and all the related accrued interest were forgiven and converted to additional paid-in capital.

As of June 30, 2014, the Company received $47,735 (the “SFG Advances”) from Sunrise Financial Group (“SFG”) to pay for professional fees. Nathan Low, a principal of our sole stockholder, NLBDIT, was founder and President of SFG. These funds were advanced interest free and are unsecured. There was no written or oral agreement in effect with respect to the SFG Advances, provided, that the Company intended to reimburse the SFG Advances at the time of the closing of a business combination. In conjunction with the Change in Control, in September 2014, the SFG Advances were forgiven and converted to additional paid-in capital.

During the fiscal year ended March 31, 2014, the Company engaged Samir Masri CPA Firm P.C. to provide accounting services to the Company. Samir Masri, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and director, is the founder and President of Samir Masri CPA Firm P.C. Pursuant to such arrangement, during the fiscal year ended March 31, 2015 and 2014, the Company paid $5,000 and $10,000, respectively, to Samir Masri CPA Firm P.C. for services rendered in connection with the preparation of the financial statements for the Company’s periodic reports.

As of September 9, 2014, the Company began using the office space and equipment of Rodman & Co., LLC, the shareholder of 65% of the outstanding shares of Common Stock, at no cost.

The Company’s board of directors conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The board of directors has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction, but will review related party transactions to ensure any such transaction is fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are considered by the board of directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our director, Arnold P. Kling would not be considered independent as he also serves as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $13,000 and $11,250 for the fiscal years ended March 31, 2015 and 2014, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2015 and 2014.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2015 and 2014.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2015 and 2014.

Audit Committee’s Pre-Approval Process

The board of directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the board of directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith and begins on page F-1 which follows page 12 to this Annual Report on Form 10-K..

●	Report of Independent Registered Public Accounting Firm
●	Balance Sheets at March 31, 2015 and 2014
●	Statements of Operations for the years ended March 31, 2015 and 2014
●	Statements of Changes in Stockholders’ Deficiency for the years ended March 31, 2015 and 2014
●	Statements of Cash Flows for the years ended March 31, 2015 and 2014
●	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

14.1**	Code of Ethics

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
**	Filed as an exhibit to the Company’s Form 10-K, as filed with the SEC on July 17, 2012, and incorporated herein by this reference.
***	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENTON ACQUISITION CORP.

Dated: June 12, 2015	By:	/s/ Arnold P. Kling
Arnold P. Kling
President (Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Arnold P. Kling		June 12, 2015
Arnold P. Kling	President, Secretary and Director
(Principal Executive Officer)

/s/ Thomas G. Pinou		June 12, 2015
Thomas G. Pinou	Chief Financial Officer
(Principal Financial Officer)

