Form 10-Q
period 2015-06-30
Trenton Acquisition Corp.
filed 2015-08-12
CIK 1527722

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54479

Trenton Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-2558944
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 10, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRENTON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$10,462	$2,252

Total Current Assets	10,462	2,252

TOTAL ASSETS	$10,462	$2,252

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,000	$-
Loan payable - related party	20,000	10,000

Total Current Liabilities	25,000	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	130,450	130,450
Accumulated deficit	(145,488)	(138,698)

Total Stockholders’ Deficiency	(14,538)	(7,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$10,462	$2,252

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	6,790	9,476

(LOSS) BEFORE INTEREST EXPENSE AND BENEFIT FROM INCOME TAXES	(6,790)	(9,476)

INTEREST EXPENSE	-	520

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(6,790)	(9,996)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(6,790)	$(9,996)

BASIC AND DILUTED (LOSS) PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,790)	$(9,996)

Adjustment to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	5,000	449
Net cash used in Operating Activities	(1,790)	(9,547)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan payable – related party	10,000	-
Proceeds from note payable – related party	-	9,000
Net cash provided by Financing Activities	10,000	9,000

Net increase (decrease) in cash	8,210	(547)

Cash, beginning of period	2,252	2,000
Cash, end of period	$10,462	$1,453

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -	Organization and Business

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

Change in Control Transaction

On September 9, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with unrelated purchasers (collectively, the “Purchasers”), whereby the Company sold 5,000,000 shares of the Company’s common stock to the Purchasers for an aggregate purchase price of $65,000. Simultaneously, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of the Company’s common stock for an aggregate purchase of $65,000. In conjunction with these transactions the loan payable-related party, note payable-related party, and the related accrued interest were forgiven and converted to additional paid-in capital. As a result of the foregoing transactions, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and Director resigned and one of the Company’s new stockholders was appointed President, Secretary and Director and another new stockholder was appointed Chief Financial Officer of the Company. The sole member of Rodman & Co., LLC (“Rodman”) is deemed to beneficially own 3,250,000 shares of the Company’s common stock, representing 65% of the Company’s issued and outstanding shares and, as a result, has the ability to control the operations of the Company. The Company’s President, Secretary, and Director is deemed to beneficially own 900,000 shares of the Company’s common stock held by an entity of which he is the managing member. An additional 50,000 shares of the Company’s common stock are owned by the Company’s Chief Financial Officer.

Note 2 -	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of March 31, 2015. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position upon examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the condensed financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2015 and 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $145,000, and has negative working capital of approximately $15,000 at June 30, 2015, which among other factors raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of June 30, 2015, the Company has net operating loss carryforwards of approximately $145,000, subject to certain change of control limitations, to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The benefit from income taxes consists of the following:

	For The Three Months Ended June 30, 2015	For The Three Months Ended June 30, 2014
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	2,000	3,000
Valuation allowance	(2,000)	(3,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Three Months Ended June 30, 2015	For The Three Months Ended June 30, 2014
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

The Company is authorized to issue one hundred million (100,000,000) shares of $.0001 par value common stock, of which five million (5,000,000) shares have been issued.

Note 6 -	Preferred Stock

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company,of which none are issued.

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 -	Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

Loan Payable - related party - As of March 31, 2015 and June 30, 2015, the balances of $10,000 and $20,000, respectively, consist of amounts received from Rodman and are unsecured, non-interest bearing, and have no stipulated repayment terms.

For the three months ended June 30, 2014, the Company incurred $2,500 for accounting services provided by an entity owned by the former president of the Company.

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

In addition, the Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $10,462 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2015, we had total assets of $10,462, comprised exclusively of cash, compared with total assets of $2,252 as of March 31, 2015, also comprised exclusively of cash.  As of June 30, 2015, we had total current liabilities equal to $25,000, comprised of loan payable to related party and accounts payable and accrued expenses compared to total current liabilities of $10,000 as of March 31, 2015, comprised of loan payable to related party.   We provide no assurance that we can continue to satisfy our cash requirements for at least the next 12 months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net Cash Used in Operating Activities	$(1,790)	$(9,547)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	10,000	9,000
Net Increase (Decrease) in Cash and Cash Equivalents	$8,210	$(547)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through June 30, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next 12 months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2015, the Company had a net loss of $6,790 comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the three months ended June 30, 2014, the Company had a net loss of $9,996, comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports and general and administrative expenses

Off-Balance Sheet Arrangements

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Trenton Acquisition Corp.

Dated: August 10, 2015	By:	/s/ Arnold P. Kling
Arnold P. Kling President (Principal Executive Officer)

Dated: August 10, 2015	By:	/s/ Thomas Pinou
Thomas Pinou Chief Financial Officer, (Principal Financial Officer)

