Form 10-K
period 2016-03-31
Trenton Acquisition Corp.
filed 2016-06-14
CIK 1527722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒ No ☐

On September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock.

As of June 14, 2016, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

The Company presently has no employees apart from its management. Its officers are engaged in outside business activities and are employed on a full-time basis by certain unaffiliated companies. The Company’s officers will be dividing their time amongst these entities and anticipates that they will devote very limited time to its business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary.

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

Dividend Policy

We have not declared or paid any cash dividends on the Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the board of directors and will depend on our earnings, if any, capital requirements and financial condition and such other factors as the board of directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans or any individual compensation arrangements. The issuance of any of our common or preferred stock is within the discretion of our board of directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $2,082 in cash. There are no assurances that we will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2016, we had assets equal to $2,082, comprised exclusively of cash, compared with assets equal to $2,252 as of March 31, 2015, comprised exclusively of cash.  As of March 31, 2016, we had total current liabilities equal to $43,000, comprised of loans payable to related parties and accrued expenses and payables, compared to total current liabilities of $10,000 as of March 31, 2015, comprised of loans to related parties. We provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities:

	Fiscal Year Ended March 31, 2016	Fiscal Year Ended March 31, 2015
Net Cash (Used in) Operating Activities	$(30,170)	$(31,936)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$30,000	$32,188
Net Increase (Decrease) in Cash and Cash Equivalents	$(170)	$252

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

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. We have not generated any revenue from January 18, 2011 (Inception) to March 31, 2016.  It is unlikely we will have any revenues unless we are able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder our ability to continue as a going concern.  Our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2016, we had a net loss of $33,170, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

For the fiscal year ended March 31, 2015, we had a net loss of $28,872, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

For the cumulative period from January 18, 2011 (Inception) to March 31, 2016, we had a net loss of $171,868, consisting of legal, accounting, audit, and other professional service fees incurred in relation to our formation, the preparation and the filing of our Registration Statement on Form 10 in August of 2011 and the filing of our periodic reports.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trenton Acquisition Corp.

New York, NY

We have audited the accompanying balance sheets of Trenton Acquisition Corp. (the “Company”) as of March 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Acquisition Corp. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
June 14, 2016

TRENTON ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS

CURRENT ASSETS:
Cash	$2,082	$2,252

Total Current Assets	2,082	2,252

TOTAL ASSETS	$2,082	$2,252

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,000	$-
Loan payable - related party	40,000	10,000

Total Current Liabilities	43,000	10,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	130,450	130,450
Accumulated deficit	(171,868)	(138,698)

Total Stockholders’ Deficiency	(40,918)	(7,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,082	$2,252

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended March 31, 2016	For The Year Ended March 31, 2015

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	33,170	27,865

(LOSS) BEFORE OTHER EXPENSES	(33,170)	(27,865)

INTEREST EXPENSE	-	1,007

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(33,170)	(28,872)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(33,170)	$(28,872)

BASIC AND DILUTED LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at April 1, 2014	-	$-	5,000,000	$500	$24,500	$(109,826)	$(84,826)

Conversion of debt to additional paid-in capital	-	-	-	-	105,950	-	105,950

Net (loss)	-	-	-	-	-	(28,872)	(28,872)

Balance at March 31, 2015	-	-	5,000,000	500	130,450	(138,698)	(7,748)

Net (loss)	-	-	-	-	-	(33,170)	(33,170)

Balance at March 31, 2016	-	$-	5,000,000	$500	$130,450	$(171,868)	$(40,918)

See accompanying notes to the financial statements

TRENTON ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For The Year Ended March 31, 2016	For The Year Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(33,170)	$(28,872)

ADJUSTMENT TO RECONCILE NET (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:
Increase (Decrease) in accounts payable and accrued expenses	3,000	(3,064)

NET CASH USED IN OPERATING ACTIVITIES	(30,170)	(31,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	30,000	10,000
Increase in note payable - related party	-	22,188

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	32,188

NET INCREASE (DECREASE) IN CASH	(170)	252

CASH, BEGINNING OF PERIOD	2,252	2,000

CASH, END OF PERIOD	$2,082	$2,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION- NON-CASH FINANCING ACTIVITIES:

LOAN PAYABLE – RELATED PARTY CONVERTED TO ADDITIONAL PAID-IN CAPITAL	$-	$47,735
NOTE PAYABLE – RELATED PARTY AND RELATED ACCRUED INTEREST CONVERTED TO ADDITIONAL PAID-IN CAPITAL	$-	$58,215

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

TRENTON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (cont.)

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $172,000, and has negative working capital of approximately $41,000 at March 31, 2016, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 - Income Taxes

As of March 31, 2016, the Company has net operating loss carryforwards of approximately $172,000 subject to certain change of control limitations to reduce future federal and state taxable income through 2034.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. The Company’s 2013, 2014 and 2015 tax years remain subject to federal and state tax examination.

TRENTON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Income Taxes (cont.)

The benefit from income taxes consists of the following:

	For The Year Ended March 31, 2016	For The Year Ended March 31, 2015
Current Expense:
Federal and State	$-	$-
Deferred Tax Benefit:
Federal and State	11,000	10,000
Valuation allowance	(11,000)	(10,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Year Ended March 31, 2016	For The Year Ended March 31, 2015
Statutory Federal Income Tax Rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective Income Tax Rate	0%	0%

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

Loan Payable - related party consists of amounts advanced to the Company by Rodman & Co. As of March 31, 2016, the balance of $40,000 consists of amounts received from Rodman and is unsecured, non-interest bearing, and has no stipulated repayment terms.

The Company received advances from Sunrise Financial Group Inc. (“SFG”) which aggregated $47,735 as of September 9, 2014. The President of SFG was the Company’s former President and sole stockholder. In addition, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President, that bore interest at 6%, and was due and payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. The Note including principal and accrued interest totaled $58,215 as of September 9, 2014. In conjunction with the change-in-control transaction (see Note 1), on September 9, 2014, the advances of $47,735 and note payable of $58,215 were converted to additional paid-in capital.

During the years ended March 31, 2016 and 2015, the Company incurred costs of $0 and $5,000, respectively, for accounting services provided by an entity owned by the former President of the Company.

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

As of March 31, 2016, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 (the “1992 Framework”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2016. In May 2013, COSO issued an update to the 1992 Framework (the “2013 Framework”).  We have not yet transitioned over to the 2013 Framework and our management is currently assessing the resources we will need to complete the implementation of the 2013 Framework.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officers as of June 11, 2016:

Name	Age	Position

Arnold P. Kling	58	President, Secretary and Director
Thomas G. Pinou	56	Chief Financial Officer

All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are elected by the board of directors and their terms of office are at the discretion of the board of directors.

Arnold P. Kling. Mr. Kling has served as our president, secretary and director since September 2014. For the past 15 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets.  From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company.  From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm.  Mr. Kling currently also serves as a director and president of Protalex, Inc. (PRTX). Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2014, have given him the expertise needed to serve as our director.

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

None of our directors or executive officers is related by blood, marriage or adoption.

(d)	Involvement in Certain Legal Proceedings.

To the best of our knowledge, neither of our officers, during the past ten years, has:

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2016 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned by or paid to, our principal executive officer during the fiscal years ended March 31, 2016 and 2015. None of our executive officers had total compensation exceeding $100,000 during the 2016 fiscal year.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
Arnold P. Kling (1) President, Secretary and Director	2016 2015	None None	None None	None None	None None	None None	None None

In September 2014, Mr. Kling became our president and sole director. He does not receive any regular compensation for services rendered on our behalf and have not received any compensation from us during the fiscal years ended March 31, 2016 and 2015. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

Director Compensation

We do not currently pay any cash fees to our director, nor do we pay director’s expenses in attending board meetings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 11, 2016 regarding the number and percentage of Common Stock (being our only voting securities) beneficially owned by each named executive officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of Common Stock, and all officers and directors as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership
Arnold P. Kling(4)	900,000	18.0%

All officers and directors as a group (2 persons)	950,000	19.0%

Greater than 5% Stockholders

Rodman & Co., LLC (3)	3,250,000	65.0%

GEFR, LLC	300,000	6.0%

(1)	Unless otherwise provided, the address of each person is c/o Morse, Zelnick, Rose & Lander, LLP, 825 Third Avenue, 16th Floor, New York, NY 10022.

(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The percent of class has also been determined in accordance with rules of the SEC. For purposes of computing such percentage, as of June 11, 2016, there were 5,000,000 shares of Common Stock outstanding.

(3)	Michael Vasinkevich is the sole member of Rodman & Co., LLC and is deemed to beneficially own the 3,250,000 shares of Common Stock owned of record by Rodman & Co., LLC.

(4)	These shares are owned of record by Moyo Partners, LLC. Arnold Kling is the managing member of Moyo Partners, LLC and is deemed to beneficially own the 900,000 shares of Common Stock owned of record by Moyo Partners, LLC.

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

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the Company’s former President.  The Note bore interest at 6% and was payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. In conjunction with the Change in Control, in September 2014, the outstanding principal and all the related accrued interest on the Note were forgiven and converted to additional paid-in capital.

As of June 30, 2014, the Company received $47,735 (the “SFG Advances”) from Sunrise Financial Group (“SFG”) to pay for professional fees. Nathan Low, a principal of our sole stockholder at the time, NLBDIT, was founder and President of SFG. These funds were advanced interest free and were unsecured. There was no written or oral agreement in effect with respect to the SFG Advances, provided, that the Company intended to reimburse the SFG Advances at the time of the closing of a business combination. In conjunction with the Change in Control, in September 2014, the SFG Advances were forgiven and converted to additional paid-in capital.

During the fiscal year ended March 31, 2014, the Company engaged Samir Masri CPA Firm P.C. to provide accounting services to the Company. Samir Masri, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and director, is the founder and President of Samir Masri CPA Firm P.C. Pursuant to such arrangement, during the fiscal year ended March 31, 2015, the Company paid $5,000 to Samir Masri CPA Firm P.C. for services rendered in connection with the preparation of the financial statements for the Company’s periodic reports.

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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our sole director, Arnold P. Kling would not be considered independent as he also serves as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $13,000 for each of the fiscal years ended March 31, 2016 and 2015.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2016 and 2015.

Tax Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning were approximately $1,000 for each of the fiscal years ended March 31, 2016 and 2015.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2016 and 2015.

Audit Committee’s Pre-Approval Process

The board of directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the board of directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith and begins on page F-1 which follows page 10 to this Annual Report on Form 10-K.

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets at March 31, 2016 and 2015

●	Statements of Operations for the years ended March 31, 2016 and 2015

●	Statements of Changes in Stockholders’ Deficiency for the years ended March 31, 2016 and 2015

●	Statements of Cash Flows for the years ended March 31, 2016 and 2015

●	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

14.1**	Code of Ethics

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 200.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
**	Filed as an exhibit to the Company’s Form 10-K, as filed with the SEC on July 17, 2012, and incorporated herein by this reference.
***	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENTON ACQUISITION CORP.

Dated: June 14, 2016	By:	/s/ Arnold P. Kling
Arnold P. Kling
President (Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arnold P. Kling	President, Secretary and Director	June 14, 2016
Arnold P. Kling	(Principal Executive Officer)

/s/ Thomas G. Pinou	Chief Financial Officer	June 14, 2016
Thomas G. Pinou	(Principal Financial Officer)

