Form 10-Q
period 2016-06-30
Trenton Acquisition Corp.
filed 2016-08-18
CIK 1527722

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 18, 2016.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRENTON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$5,082	$2,082

Total Current Assets	5,082	2,082

TOTAL ASSETS	$5,082	$2,082

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,676	$3,000
Loan payable - related party	50,000	40,000

Total Current Liabilities	56,676	43,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	130,450	130,450
Accumulated deficit	(182,544)	(171,868)

Total Stockholders’ Deficiency	(47,918)	(40,918)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,082	$2,082

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	10,676	6,790

(LOSS) BEFORE INTEREST EXPENSE AND BENEFIT FROM INCOME TAXES	(10,676)	(6,790)

INTEREST EXPENSE	-	-

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(10,676)	(6,790)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	(10,676)	$(6,790)

BASIC AND DILUTED (LOSS) PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,676)	$(6,790)

Adjustment to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	3,676	5,000
Net cash used in Operating Activities	(7,000)	(1,790)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan payable – related party	10,000	10,000
Net cash provided by Financing Activities	10,000	10,000
Net increase in cash	3,000	8,210
Cash, at beginning of period	2,082	2,252
Cash, at end of period	$5,082	$10,462

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -	Organization and Business

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

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of March 31, 2016. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position upon examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the condensed financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $183,000, and has negative working capital of approximately $52,000 at June 30, 2016, which among other factors raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of June 30, 2016, the Company has net operating loss carryforwards of approximately $183,000, subject to certain change of control limitations, to reduce future federal and state taxable income through 2036.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The benefit from income taxes consists of the following:

	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	4,000	2,000
Valuation allowance	(4,000)	(2,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

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

Loan Payable - related party consists of amounts advanced to the Company by Rodman & Co. As of June 30, 2016 and March 31, 2016, the balance of $50,000 and $40,000, respectively, consists of amounts received from Rodman and is unsecured, non-interest bearing, and has no stipulated repayment terms.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $5,082 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2016, we had total assets of $5,082, comprised exclusively of cash, compared with total assets of $2,082 as of March 31, 2016, also comprised exclusively of cash.  As of June 30, 2016, we had total current liabilities equal to $56,676, comprised of loan payable to related party and accounts payable and accrued expenses compared to total current liabilities of $43,000 as of March 31, 2016, comprised of loan payable to related party and accounts payable and accrued expenses. We provide no assurance that we can continue to satisfy our cash requirements for at least the next 12 months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net Cash Used in Operating Activities	$(7,000)	$(1,790)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	10,000	10,000
Net Increase in Cash and Cash Equivalents	$3,000	$8,210

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through June 30, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next 12 months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2016, the Company had a net loss of $10,676 comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports and general and administrative expenses

For the three months ended June 30, 2015, the Company had a net loss of $6,790, comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Trenton Acquisition Corp.

Dated: August 18, 2016	By:	/s/ Zvi Ben-Zvi
Zvi Ben-Zvi President (Principal Executive Officer)

Dated: August 18, 2016	By:	/s/ Kenneth J. Kirsch
Kenneth J. Kirsch Chief Financial Officer, (Principal Financial Officer)

