Form 10-Q
period 2016-12-31
Trenton Acquisition Corp.
filed 2017-01-17
CIK 1527722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of January 12, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRENTON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,692	$2,082

Total Current Assets	1,692	2,082

TOTAL ASSETS	$1,692	$2,082

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,000	$3,000
Loans payable - related parties	75,000	40,000

Total Current Liabilities	78,000	43,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	130,450	130,450
Accumulated deficit	(207,258)	(171,868)

Total Stockholders’ Deficiency	(76,308)	(40,918)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,692	$2,082

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	8,562	8,089	35,390	23,774

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(8,562)	(8,089)	(35,390)	(23,774)

BENEFIT FROM INCOME TAXES	-	-	-	-

NET (LOSS)	$(8,562)	$(8,089)	$(35,390)	$(23,774)

BASIC AND DILUTED (LOSS) PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(35,390)	$(23,774)

Adjustment to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	-	3,000
Net cash used in Operating Activities	(35,390)	(20,774)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans payable – related parties	35,000	30,000
Net cash provided by Financing Activities	35,000	30,000
Net increase (decrease) in cash	(390)	9,226
Cash, at beginning of period	2,082	2,252
Cash, at end of period	$1,692	$11,478

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -	Organization and Business

Business Activity

Trenton Acquisition Corp. ("the Company") was incorporated in the state of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective over the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry, or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position upon examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the condensed financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2016 and March 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $207,000, and has negative working capital of approximately $76,000 at December 31, 2016, which among other factors raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of December 31, 2016, the Company has net operating loss carryforwards of approximately $207,000, subject to certain change of control limitations, to reduce future federal and state taxable income through 2036.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The benefit from income taxes consists of the following:

	For The Nine Months Ended December 31, 2016	For The Nine Months Ended December 31, 2015
Current Expense:
Federal and State	$-	$-
Deferred tax benefit:
Federal and State	12,000	8,000
Valuation allowance	(12,000)	(8,000)
Total	$-	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Nine Months Ended December 31, 2016	For The Nine Months Ended December 31, 2015
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

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

Loans Payable - related party consists of amounts advanced to the Company by Rodman and Rodman & Renshaw Conferences LLC. The sole member of each of Rodman & Renshaw Conferences LLC and Rodman is the same individual and, as such, is deemed to beneficially own 3,250,000 shares of the Company’s common stock, representing 65% of the Company’s issued and outstanding shares and, thus, can control the operations of the Company. As of December 31, 2016 and March 31, 2016, the total loan balances of $75,000 and $40,000, respectively, are unsecured, noninterest-bearing, and have no stipulated repayment terms.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $1,692 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2016, we had total assets of $1,692, comprised exclusively of cash, compared with total assets of $2,082 as of March 31, 2016, also comprised exclusively of cash.  As of December 31, 2016, we had total current liabilities equal to $78,000, comprised of loan payable to related party and accounts payable and accrued expenses compared to total current liabilities of $43,000 as of March 31, 2016, comprised of loan payable to related party and accounts payable and accrued expenses. We provide no assurance that we can continue to satisfy our cash requirements for at least the next 12 months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
Net Cash Used in Operating Activities	$(35,390)	$(20,774)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	35,000	30,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(390)	$9,226

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through December 31, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next 12 months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended December 31, 2016, the Company had a net loss of $8,562 and $35,390, respectively, comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports and general and administrative expenses

For the three and nine months ended December 31, 2015, the Company had a net loss of $8,089 and $23,774, respectively, comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trenton Acquisition Corp.

Dated: January 12, 2017	By:	/s/ Zvi Ben-Zvi
Zvi Ben-Zvi President (Principal Executive Officer)

Dated: January 12, 2017	By:	/s/ Kenneth J. Kirsch
Kenneth J. Kirsch Chief Financial Officer, (Principal Financial Officer)

