Form 10-K
period 2017-03-31
Trenton Acquisition Corp.
filed 2017-05-26
CIK 1527722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

On September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock.

As of May 22, 2017, there were 9,250,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Business.

Trenton Acquisition Corp. (“we”, “us”, “our” or the "Company") was incorporated in the State of Delaware on January 18, 2011 and maintains its principal executive office at 430 Park Avenue, New York, NY 10022. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011, and since its effectiveness, the Company has focused on identifying a possible business combination. The Company selected March 31 as its fiscal year end.

On September 9, 2014, the Company entered into and closed a Securities Purchase Agreement (the “Purchase Agreement”) with six purchasers (the “Purchasers”) whereby it sold 5,000,000 shares of its common stock to the Purchasers for an aggregate purchase price of $65,000. Simultaneously with the entrance into the Purchase Agreement, the Company entered into and closed a Repurchase Agreement (the “Repurchase Agreement”) with its sole stockholder, NLBDIT 2010 Services, LLC, a Delaware limited liability company (“NLBDIT”), whereby NLBDIT sold and the Company repurchased 5,000,000 shares of its common stock for an aggregate purchase price of $65,000. At the closing of the Purchase Agreement and Repurchase Agreement (the “Closing”), Samir N. Masri (“Mr. Masri”), our Chief Executive Officer, Chief Financial Officer, President, and Secretary, at the time, resigned effective upon the Closing and resigned as a director, effective eleven days after a definitive Information Statement prepared in accordance with SEC Rule 14f-1 is disseminated to our stockholders (“Information Statement”). At the Closing, Arnold P. Kling (“Mr. Kling”) was appointed the Company’s President and Secretary and Thomas G. Pinou was appointed the Company’s Chief Financial Officer, effective upon the Closing. As of the Closing, Mr. Kling was elected as director of the Company, effective eleven days after the mailing of the Information Statement to our stockholders. As a result of these transactions, Rodman & Co, LLC (“Rodman”) acquired 3,250,000 shares of the Company’s common stock, representing 65% of the issued and outstanding shares, and, as a result, control of our Company has passed to Rodman.

In June 2016 and July 2016, Mr. Kling and Mr. Pinou, respectively, resigned from all of their positions with the Company. To fill the vacancies due to these resignations, the board of directors of the Company appointed Zvi Ben-Zvi to the positions of President, Secretary and sole director of the Company in June 2016 and Kenneth J. Kirsch to the position of Chief Financial Officer of the Company in August 2016. Additionally, Mr. Kirsch is an employee of Rodman.

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

The Company will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which its revenues exceed $1.07 billion, (2) the date on which it issues more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended (the “ Securities Act”), or (4) when the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter.

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

Item 2. Properties.

The Company neither rents nor owns any properties. Since September 9, 2014, the Company has utilized the office space and equipment of Rodman at no charge.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, we have $692 in cash. There are no assurances that we will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2017, we had assets equal to $692, comprised exclusively of cash, compared with assets equal to $2,082 as of March 31, 2016, comprised exclusively of cash.  As of March 31, 2017, we had total current liabilities equal to $85,000, comprised of loans payable to related parties, compared to total current liabilities of $43,000 as of March 31, 2016, comprised of loans payable to related parties and accrued expenses and payables. We provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

On April 28, 2017, Rodman purchased Rodman & Renshaw Conferences, LLC’s (“Conference LLC”) loan to us. Subsequently, on the same day, Rodman agreed to convert the entire aggregate loan balance of $85,000 into 4,250,000 shares of Common Stock. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 4(a)(6) thereunder and an appropriate restrictive legend was imprinted on the stock certificate.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities:

	Fiscal Year Ended March 31, 2017	Fiscal Year Ended March 31, 2016
Net Cash (Used in) Operating Activities	$(46,390)	$(30,170)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$45,000	$30,000
Net (Decrease) in Cash and Cash Equivalents	$(1,390)	$(170)

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

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. We have not generated any revenue from January 18, 2011 (Inception) to March 31, 2017.  It is unlikely we will have any revenues unless we are able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder our ability to continue as a going concern.  Our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2017, we had a net loss of $43,390, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

For the fiscal year ended March 31, 2016, we had a net loss of $33,170, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports.

For the cumulative period from January 18, 2011 (Inception) to March 31, 2017, we had a net loss of $215,258, consisting of legal, accounting, audit, and other professional service fees incurred in relation to our formation, the preparation and the filing of our Registration Statement on Form 10 in August of 2011 and the filing of our periodic reports.

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

TRENTON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Trenton Acquisition Corp.

New York, NY

We have audited the accompanying balance sheets of Trenton Acquisition Corp. (the “Company”) as of March 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2017. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Acquisition Corp. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York

May 25, 2017

TRENTON ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS

CURRENT ASSETS:
Cash	$692	$2,082

Total Current Assets	692	2,082

TOTAL ASSETS	$692	$2,082

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$3,000
Loans payable - related parties	85,000	40,000

Total Current Liabilities	85,000	43,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	130,450	130,450
Accumulated deficit	(215,258)	(171,868)

Total Stockholders’ Deficiency	(84,308)	(40,918)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$692	$2,082

See accompanying notes to the financial statements.

F-3

TRENTON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For The Year Ended March 31, 2017	For The Year Ended March 31, 2016

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	43,390	33,170

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(43,390)	(33,170)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(43,390)	$(33,170)

BASIC AND DILUTED LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

TRENTON ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For The Years EndED March 31, 2017 and 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at April 1, 2015	-	$-	5,000,000	$500	$130,450	$(138,698)	$(7,748)

Net (loss)	-	-	-	-	-	(33,170)	(33,170)

Balance at March 31, 2016	-	-	5,000,000	500	130,450	(171,868)	(40,918)

Net (loss)	-	-	-	-	-	(43,390)	(43,390)

Balance at March 31, 2017	-	$-	5,000,000	$500	$130,450	$(215,258)	$(84,308)

See accompanying notes to the financial statements

TRENTON ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For The Year Ended March 31, 2017	For The Year Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(43,390)	$(33,170)

ADJUSTMENT TO RECONCILE NET (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:
Increase (Decrease) in accounts payable and accrued expenses	(3,000)	3,000

NET CASH USED IN OPERATING ACTIVITIES	(46,390)	(30,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	45,000	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	30,000

NET DECREASE IN CASH	(1,390)	(170)

CASH, BEGINNING OF YEAR	2,082	2,252

CASH, END OF YEAR	$692	$2,082

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

On June 30, 2016, the Board of Directors of the Company (the “Board”) appointed Zvi Ben-Zvi to the positions of President, Secretary and sole director of the Company to fill the vacancies in those positions due to the resignation of Arnold P. Kling in June 2016.

On August 8, 2016, the Board appointed Kenneth J. Kirsch to the position of Chief Financial Officer of the Company to fill the vacancy in that position due to the resignation of Thomas Pinou in July 2016.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $215,000, and has negative working capital of approximately $84,000 at March 31, 2017, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements have been issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 - Income Taxes

As of March 31, 2017, the Company has net operating loss carryforwards of approximately $215,000 which results in a deferred tax asset of $73,000, which is subject to certain change of control limitations to reduce future federal and state taxable income through 2035. As of March 31, 2017, the Company has a valuation allowance of approximately $73,000 related to this net operating loss carryforwards. The change in the valuation allowance for the years ended March 31, 2017 and 2016 was an increase of $4,000 and $1,000, respectively.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. The Company’s 2014, 2015 and 2016 tax years remain subject to federal and state tax examination.

 The benefit from income taxes consists of the following:

	For The Year Ended March 31, 2017	For The Year Ended March 31, 2016
Current Expense:
Federal and State	$-	$-
Deferred Tax Benefit:
Federal and State	15,000	11,000
Valuation allowance	(15,000)	(11,000)
Total	$-	$-

TRENTON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Income Taxes (cont.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Year Ended March 31, 2017	For The Year Ended March 31, 2016
Statutory Federal Income Tax Rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective Income Tax Rate	0%	0%

Note 5 - Common Stock

The Company is authorized to issue one hundred million (100,000,000) shares of $.0001 per share par value common stock, of which five million (5,000,000) shares are issued and outstanding.

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

Loans Payable - related parties consist of amounts advanced to the Company by one of its stockholders (the “Stockholder”) and a company under common control as the Stockholder (the “Affiliate of the Stockholder”). As of March 31, 2017, the aggregated loan balance of $85,000, including $70,000 due to the Stockholder and $15,000 due to the Affiliate of the Stockholder, is unsecured, noninterest-bearing, and has no stipulated repayment terms.

Note 8 - Subsequent Events

On April 28, 2017, Rodman purchased Rodman & Renshaw Conference LLC’s loan to the Company. Subsequently, on the same day, Rodman converted the entire aggregate loan balance of $85,000 into 4,250,000 shares of the Company’s common stock.

The Company has evaluated all other subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

**********

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

As of March 31, 2017, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 (the “1992 Framework”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2017. In May 2013, COSO issued an update to the 1992 Framework (the “2013 Framework”).  We have not yet transitioned over to the 2013 Framework and our management is currently assessing the resources we will need to complete the implementation of the 2013 Framework.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2017, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s director and executive officers as of May 19, 2017:

Name	Age	Position

Zvi Ben-Zvi (1)	41	President, Secretary and Director
Kenneth J. Kirsch (2)	56	Chief Financial Officer

(1) Mr. Ben-Zvi was appointed President, Secretary and sole director of the Company effective as of June 30, 2016.
(2) Mr. Kirsch was appointed Chief Financial Officer of the Company effective as of August 8, 2016.

All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are elected by the board of directors and their terms of office are at the discretion of the board of directors.

Zvi Ben-Zvi, has been a Managing Director of Investment Banking at Rodman & Renshaw, LLC, a unit of H.C. Wainwright & Co. LLC, and a Managing Director of H.C. Wainwright & Co. LLC since January 2016.  Prior to joining Rodman & Renshaw, LLC and H.C. Wainwright & Co. LLC, Mr. Ben-Zvi advised a wide range of companies on corporate transactions including capital raising, alternative public offerings and M&A from July 2012 to January 2016, as Managing Director of Highline Research Advisors, a boutique investment bank. Previous to that, from October 2007 to November 2009, as Managing Director at Paramount Biosciences, a healthcare focused private equity firm, Mr. Ben-Zvi advised in-house private and public portfolio companies on capital raising, and M&A. Prior to that, from October 2005 to August 2007, as a Vice President at Rodman & Renshaw. Mr. Ben-Zvi focused on capital market activities, advising private and public companies across a diverse range of industries. Mr. Ben-Zvi began his career at UBS Paine Webber, advising Private Banking Group clients. Mr. Ben-Zvi received a Bachelor of Science degree in Economics from New York University in 1998. Mr. Ben-Zvi experience over the past 15 years advising private and public companies on private placements, alternative public offerings, restructurings, mergers and acquisitions, and corporate and business development will provide the Company with leadership in the pursuit of fulfilling its business plan and has given him the expertise needed to serve as a director of the Company.

Kenneth J. Kirsch, has been the Chief Financial Officer of Rodman & Renshaw, LLC, a unit of H.C. Wainwright & Co., LLC, and the Chief Financial Officer of Rodman since August 2016. Prior to joining Rodman & Renshaw, LLC and Rodman, Kenneth was Chief Financial Officer and FINOP of Auerbach Grayson & Company LLC, an international broker-dealer, from January 2016 to August 2016. From January 2014 to December 2015, Kenneth was Chief Financial Officer of Tiger & Dragon Capital (USA), LLC, a holding company, and in connection with Tiger & Dragon’s business activities, he also was a registered representative of J.H Lillian Securities Corp., a corporate financial service advisor, from August 2015 to December 2015. From February 1998 to October 2013, Kenneth was employed by Brean Capital, LLC, a broker-dealer, and BMI Capital Corporation, an investment advisory firm and sister company to Brean Capital, first as Controller, then as Chief Financial Officer beginning in March 2000, a position he held until 2013. Kenneth began his career with Garvin Guy Butler Corporation (now known as ICAP), holding various financial and accounting positions during his tenure from August 1983 until November 1997, ultimately being named Controller. Kenneth graduated with a Bachelor of Science degree in Accounting from the State University of New York, College at Oswego in 1983.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2017 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit and Compensation Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our board of directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned by or paid to, our principal executive officer during the fiscal years ended March 31, 2017 and 2016. None of our executive officers had total compensation exceeding $100,000 during the 2017 fiscal year.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
Zvi Ben-Zvi (1) President, Secretary and Director	2017	None	None	None	None	None	None
Arnold P. Kling (2) President, Secretary and Director	2017 2016	None None	None None	None None	None None	None None	None None

(1) Mr. Ben-Zvi was appointed President, Secretary and sole director of the Company effective as of June 30, 2016.

(2) Mr. Kling resigned from all of his positions with the Company effective as of June 30, 2016.

In June 2016, Mr. Ben-Zvi became our president, secretary and sole director. He does not receive any regular compensation for services rendered on our behalf and have not received any compensation from us during the fiscal year ended March 31, 2017. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 19, 2017 regarding the number and percentage of Common Stock (being our only voting securities) beneficially owned by each named executive officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own more than 5% of Common Stock, and all officers and directors as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership
Zvi Ben-Zvi	-	-

All officers and directors as a group (2 persons)	-	-

Greater than 5% Stockholders

Cutter Mill Capital LLC. (3)	7,500,000	81.1%

Moyo Partners, LLC (4)	900,000	9.7%

(1) Unless otherwise provided, the address of each person is 430 Park Ave 4th Floor New York, NY 10022.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The percent of class has also been determined in accordance with rules of the SEC. For purposes of computing such percentage, as of May 19, 2017, there were 9,250,000 shares of Common Stock outstanding.

(3) Michael Vasinkevich, the sole member and manager of Rodman, the managing member of Cutter Mill Capital LLC, is deemed to beneficially own the 7,500,000 shares of Common Stock owned of record by Cutter Mill Capital LLC.

(4) Arnold P. Kling, the managing member of Moyo Partners, LLC, and is deemed to beneficially own the 900,000 shares of Common Stock owned of record by Moyo Partners, LLC.

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since April 1, 2014, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, except as disclosed below.

On April 28, 2017, Rodman purchased Conference LLC’s loan to the Company. Subsequently, on the same day, Rodman converted the entire aggregate loan balance of $85,000 into 4,250,000 shares of Common Stock and transferred all of its shares of Common Stock to Cutter Mill Capital LLC.

On September 9, 2014, the Company entered into and closed a Repurchase Agreement with NLBDIT pursuant to NLBDIT sold and the Company repurchased 5,000,000 shares of Common Stock for an aggregate purchase price of $65,000. Prior to the closing or the Repurchase Agreement, NLBDIT was the sole shareholder of the Company.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the Company’s former President, Mr. Masri.  The Note bore interest at 6% and was payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. In conjunction with the Change in Control, in September 2014, the outstanding principal and all the related accrued interest on the Note were forgiven and converted to additional paid-in capital.

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

During the fiscal year ended March 31, 2014, the Company engaged Samir Masri CPA Firm P.C. to provide accounting services to the Company. Mr. Masri, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and director, is the founder and President of Samir Masri CPA Firm P.C. Pursuant to such arrangement, during the fiscal year ended March 31, 2015, the Company paid $5,000 to Samir Masri CPA Firm P.C. for services rendered in connection with the preparation of the financial statements for the Company’s periodic reports.

As of September 9, 2014, the Company began using the office space and equipment of Rodman, the shareholder of 65% of the outstanding shares of Common Stock, at no cost.

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

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $13,000 for each of the fiscal years ended March 31, 2017 and 2016.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2017 and 2016.

Tax Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning were approximately $1,000 for each of the fiscal years ended March 31, 2017 and 2016.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal years ended March 31, 2017 and 2016.

Audit Committee’s Pre-Approval Process

The board of directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the board of directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith and begins on page F-1 which follows page 7 to this Annual Report on Form 10-K.

●	Report of Independent Registered Public Accounting Firm;

●	Balance Sheets at March 31, 2017 and 2016;

●	Statements of Operations for the years ended March 31, 2017 and 2016;

●	Statements of Changes in Stockholders’ Deficiency for the years ended March 31, 2017 and 2016;

●	Statements of Cash Flows for the years ended March 31, 2017 and 2016; and

●	Notes to Financial Statements.

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

14.1**	Code of Ethics

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
**	Filed as an exhibit to the Company’s Form 10-K, as filed with the SEC on July 17, 2012, and incorporated herein by this reference.
***	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRENTON ACQUISITION CORP.

Dated: May 25, 2017	By:	/s/ Zvi Ben- Zvi
Zvi Ben-Zvi
President (Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Zvi Ben-Zvi	President, Secretary and Director	May 25, 2017
Zvi Ben-Zvi	(Principal Executive Officer)

/s/ Kenneth J. Kirsch	Chief Financial Officer	May 25, 2017
Kenneth J. Kirsch	(Principal Financial Officer)

