Form 10-Q
period 2017-06-30
Trenton Acquisition Corp.
filed 2017-08-14
CIK 1527722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,250,000 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRENTON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$497	$692

Total Current Assets	497	692

TOTAL ASSETS	$497	$692

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,000	$-
Loans payable - related parties	37,000	85,000

Total Current Liabilities	41,000	85,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 9,250,000 and 5,000,000 shares issued and outstanding, respectively	925	500
Additional paid-in capital	215,025	130,450
Accumulated deficit	(256,453)	(215,258)

Total Stockholders’ Deficiency	(40,503)	(84,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$497	$692

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	41,195	10,676

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(41,195)	(10,676)

BENEFIT FROM INCOME TAXES	-	-

NET (LOSS)	$(41,195)	$(10,676)

BASIC AND DILUTED (LOSS) PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	7,989,011	5,000,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41,195)	$(10,676)

Adjustment to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	4,000	3,676
Net cash used in Operating Activities	(37,195)	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans payable – related parties	37,000	10,000

Net cash provided by Financing Activities	37,000	10,000

Net increase (decrease) in cash	(195)	3,000

Cash, at beginning of period	692	2,082

Cash, at end of period	$497	$5,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH FINANCING ACTIVITIES:
Conversion of loan payable - related party to common stock	$85,000	$-

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -	Organization and Business

Business Activity

Trenton Acquisition Corp. (“the Company”) was incorporated in the state of Delaware on January 18, 2011 with the objective to acquire, or merge with, an operating business.

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

On April 28, 2017, Rodman & Co., LLC (“Rodman”) purchased Rodman & Renshaw Conference LLC’s $15,000 loan to the Company. Subsequently, on the same day, Rodman converted the entire aggregate loan balance of $85,000 into 4,250,000 shares of the Company’s common stock. As a result of this transaction, the sole member of Rodman was deemed to beneficially own 7,500,000 shares of the Company’s common stock, representing 81% of the Company’s issued and outstanding shares and, as a result, has the ability to control the operations of the Company.

On April 28, 2017, Rodman transferred its entire ownership position, 7,500,000 shares, to Cutter Mill Capital LLC (“Cutter Mill”). Rodman is the sole member of Cutter Mill.

Note 2 -	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X.  Certain information and footnote disclosure normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of March 31, 2017. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position upon examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the condensed financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2017 and March 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $256,000, and has negative working capital of approximately $41,000 at June 30, 2017, which among other factors raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of June 30, 2017, the Company has net operating loss carryforwards of approximately $256,000, subject to certain change of control limitations, to reduce future federal and state taxable income through 2036.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The benefit from income taxes consists of the following:

	For The Three Months Ended June 30, 2017	For The Three Months Ended June 30, 2016
Current Expense:
Federal and state	$-	$-
Deferred tax benefit:
Federal and state	14,000	4,000
Valuation allowance	(14,000)	(4,000)
Total	$-	$-

The benefit from income taxes differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Three Months Ended June 30, 2017	For The Three Months Ended June 30, 2016
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

The Company is authorized to issue one hundred million (100,000,000) shares of $.0001 par value common stock, of which nine million two hundred fifty (9,250,000) shares have been issued. On April 28, 2017, the Company issued 4,250,000 shares of common stock in exchange for the loan payable to related party totaling $85,000.

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

Loan Payable - related party consists of amounts advanced to the Company by Cutter Mill Capital LLC, the Company’s parent. The total loan balance of $37,000 at June 30, 2017 is unsecured, noninterest-bearing, and has no stipulated repayment terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Trenton Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1.07 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $497 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2017, we had total assets of $497, comprised exclusively of cash, compared with total assets of $692 as of March 31, 2017, also comprised exclusively of cash.  As of June 30, 2017, we had total current liabilities equal to $41,000, comprised of accounts payable and accrued expenses, and loan payable to related party compared to total current liabilities of $85,000 as of March 31, 2017, comprised of loan payable to related party. We provide no assurance that we can continue to satisfy our cash requirements for at least the next 12 months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net Cash Used in Operating Activities	$(37,195)	$(7,000)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	37,000	10,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(195)	$3,000

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through June 30, 2017. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next 12 months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2017, the Company had a net loss of $41,195 comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports and investigating a potential business combination transaction, and general and administrative expenses.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2017, Rodman & Co., LLC (“Rodman”) purchased Rodman & Renshaw Conferences, LLC’s loan to us. Subsequently, on the same day, Rodman converted the entire aggregate loan balance of $85,000 into 4,250,000 shares of our common stock. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 4(a)(6) thereunder and an appropriate restrictive legend was imprinted on the stock certificate.

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

Trenton Acquisition Corp.

Dated: August 14, 2017	By:	/s/ Zvi Ben-Zvi
Zvi Ben-Zvi President (Principal Executive Officer)

Dated: August 14, 2017	By:	/s/ Kenneth J. Kirsch
Kenneth J. Kirsch Chief Financial Officer, (Principal Financial Officer)

