Form 10-Q
period 2017-09-30
Trenton Acquisition Corp.
filed 2017-10-19
CIK 1527722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,250,000 shares of common stock, par value $.0001 per share, outstanding as of October 12, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRENTON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$3,851	$692

Total Current Assets	3,851	692

TOTAL ASSETS	$3,851	$692

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Loan payable - related party	$82,000	$85,000

Total Current Liabilities	82,000	85,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 9,250,000 and 5,000,000 shares issued and outstanding, respectively	925	500
Additional paid-in capital	215,025	130,450
Accumulated deficit	(294,099)	(215,258)

Total Stockholders’ Deficiency	(78,149)	(84,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,851	$692

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	37,646	16,152	78,841	26,828

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(37,646)	(16,152)	(78,841)	(26,828)

BENEFIT FROM INCOME TAXES	-	-	-	-

NET (LOSS)	$(37,646)	$(16,152)	$(78,841)	$(26,828)

BASIC AND DILUTED (LOSS) PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
- BASIC AND DILUTED	9,250,000	5,000,000	8,622,951	5,000,000

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(78,841)	$(26,828)

Net cash used in Operating Activities	(78,841)	(26,828)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans payable – related parties	82,000	25,000

Net cash provided by Financing Activities	82,000	25,000

Net increase (decrease) in cash	3,159	(1,828)

Cash, at beginning of period	692	2,082

Cash, at end of period	$3,851	$254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH FINANCING ACTIVITIES:
Conversion of loan payable - related party to common stock	$85,000	$-

See accompanying notes to the condensed financial statements

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 -	Organization and Business

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

On September 11, 2017, the Company, Intrommune Merger Sub LLC, a Delaware limited liability company that is wholly-owned by the Company (“Merger Sub”), and ZENII LLC d/b/a Intrommune Therapeutics (“Intrommune”), a New York limited liability company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Intrommune will merge with and into Merger Sub and the separate existence of Intrommune will cease and Merger Sub will continue as the surviving entity, wholly-owned by the Company (the “Merger”). Intrommune is a biopharmaceutical company developing an oral mucosal immunotherapy platform for the treatment of food allergies. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger (the “Closing”), (a) the officers of the Company will resign and the officers of Intrommune will be appointed officers of the surviving entity; (b) all of the issued and outstanding membership units of Intrommune (the “Intrommune Units”) immediately prior to the Closing will automatically be converted into and exchangeable for such number of shares of the Company’s common stock representing a minimum of 50.5% and a maximum of 58.5% of the issued and outstanding shares of the Company’s capital stock, on a fully diluted basis, depending on the amount of the gross proceeds raised in the Qualified Financing (defined below); and (c) each outstanding option, warrant or other right to purchase Intrommune Units or any other outstanding security convertible into or exchangeable for Intrommune Units will be automatically cancelled.

Consummation of the Merger is subject to the condition that the Company shall have consummated, or be in a position to consummate simultaneously with the Merger, a private placement of Company common stock yielding gross proceeds to the Company of not less than $6 million and not more than $10 million (the “Qualified Financing”), as well as other customary closing conditions. The Merger is expected to close in the quarter ending December 31, 2017.

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

Note 1 -	Organization and Business (cont’d.)

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

On August 29, 2017, the Board appointed Kenneth J. Kirsch to the additional positions of President and sole director of the Company to fill the vacancies in those positions due to the resignation of Zvi Ben-Zvi.

Note 2 -	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. Certain information and footnote disclosure normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of March 31, 2017. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position upon examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the condensed financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2017 and March 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $294,000, and has negative working capital of approximately $78,000 at September 30, 2017. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from related parties.

TRENTON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 -	Income Taxes

As of September 30, 2017, the Company has net operating loss carryforwards of approximately $294,000, subject to certain change of control limitations, to reduce future federal and state taxable income through 2036, which results in a deferred tax asset of approximately $100,000 against which a full valuation allowance has been recorded.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Six Months Ended September 30, 2017	For The Six Months Ended September 30, 2016
Current Expense:
Federal and state	$0	$0
Deferred tax benefit:
Federal and state	27,000	9,000
Valuation allowance	(27,000)	(9,000)
Total	$0	$0

The benefit from income taxes differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Six Months Ended September 30, 2017	For The Six Months Ended September 30, 2016
Statutory federal income tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

Note 5 -	Common Stock

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

Loan Payable - related party consists of amounts advanced to the Company by Cutter Mill Capital LLC, the Company’s parent. The total loan balance of $82,000 at September 30, 2017 is unsecured, noninterest-bearing, and has no stipulated repayment terms.

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

In addition, the Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $3,851 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

On September 11, 2017, the Company, Intrommune Merger Sub LLC, a Delaware limited liability company that is wholly-owned by the Company (“Merger Sub”), and ZENII LLC d/b/a Intrommune Therapeutics (“Intrommune”), a New York limited liability company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Intrommune will merge with and into Merger Sub and the separate existence of Intrommune will cease and Merger Sub will continue as the surviving entity, wholly-owned by the Company (the “Merger”). Intrommune is a biopharmaceutical company developing an oral mucosal immunotherapy platform for the treatment of food allergies. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger (the “Closing”), (a) the officers of the Company will resign and the officers of Intrommune will be appointed officers of the surviving entity; (b) all of the issued and outstanding membership units of Intrommune (the “Intrommune Units”) immediately prior to the Closing will automatically be converted into and exchangeable for such number of shares of the Company’s common stock representing a minimum of 50.5% and a maximum of 58.5% of the issued and outstanding shares of the Company’s capital stock, on a fully diluted basis, depending on the amount of the gross proceeds raised in the Qualified Financing (defined below); and (c) each outstanding option, warrant or other right to purchase Intrommune Units or any other outstanding security convertible into or exchangeable for Intrommune Units will be automatically cancelled.

Consummation of the Merger is subject to the condition that the Company shall have consummated, or be in a position to consummate simultaneously with the Merger, a private placement of Company common stock yielding gross proceeds to the Company of not less than $6 million and not more than $10 million (the “Qualified Financing”), as well as other customary closing conditions. The Merger is expected to close in the quarter ending December 31, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had total assets of $3,851, comprised exclusively of cash, compared with total assets of $692 as of March 31, 2017, also comprised exclusively of cash.  As of September 30, 2017, we had total current liabilities equal to $82,000, comprised of accounts payable and accrued expenses, and loan payable to related party compared to total current liabilities of $85,000 as of March 31, 2017, comprised of loan payable to related party. We provide no assurance that we can continue to satisfy our cash requirements for at least the next 12 months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016
Net Cash Used in Operating Activities	$(78,841)	$(26,828)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	82,000	25,000
Net Increase (Decrease) in Cash and Cash Equivalents	$3,159	$(1,828)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through September 30, 2017. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next 12 months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2017, the Company had a net loss of $37,646 and $78,841, respectively, comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports, expenses related to the aforementioned Merger and general and administrative expenses.

For the three and six months ended September 30, 2016, the Company had a net loss of $16,152 and $26,828, respectively, comprised of legal, accounting, audit and other professional service fees incurred in connection with the preparation and filing of the Company’s periodic reports, and general and administrative expenses

Off-Balance Sheet Arrangements

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 11, 2017, by and among Trenton Acquisition Corp., Intrommune Merger Sub LLC and ZENII LLC.(1)

31.1	Certification of the Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 13, 2017, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trenton Acquisition Corp.

Dated: October 19, 2017	By:	/s/ Kenneth J. Kirsch
Kenneth J. Kirsch President and Chief Financial Officer (Principal Executive and Financial Officer)

